Form 10-Q
period 2023-03-31
Investcorp US Institutional Private Credit Fund
filed 2023-05-15
CIK 1948565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01608

Investcorp US Institutional Private Credit Fund

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-1960243
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue

39th Floor

New York, NY 10017

(Address of Principal Executive Offices) (Zip Code)

(212) 257-5199

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of May 15, 2023 was 2,522,659.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Assets and Liabilities

	March 31, 2023 (Unaudited)	June 30, 2022
Assets
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $41,965,562 and $8,227,582, respectively)	$41,865,426	$8,226,703
Cash	7,175,117	19,127,704
Cash, restricted	3,987,188	-
Interest receivable	666,263	18,837
Principal receivable	58,058	-
Due from Adviser	370,977	-
Deferred offering costs	128,673	118,333
Deferred debt issuance costs	74,605	-
Prepaid expenses	137,897	-
Other receivables	13,125	-
Total assets	$54,477,329	$27,491,577
Liabilities
Dividend payable	$428,852	$-
Base management fees payable	68,921	-
Interest expense payable	33,281	-
Accrued organizational and offering expenses	149,694	271,797
Payable for investments purchased	3,754,985	2,350,218
Directors' fees payable	43,500	-
Accounts payable and accrued expenses	319,057	33,709
Total liabilities	4,798,290	2,655,724
Commitments and contingencies (See Note 6)
Net Assets :
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 2,522,659 and 1,250,000 shares issued and outstanding, respectively	$25,227	$12,500
Paid-in-capital in excess of par value	48,550,552	24,987,500
Total distributable earnings (loss)	1,103,260	(164,147)
Total net assets	$49,679,039	$24,835,853
Total liabilities and net assets	$54,477,329	$27,491,577
Net asset value per share	$19.69	$19.87

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Income:
Non-controlled/non-affiliated company investments:
Interest income	$1,085,608	$2,457,679
Payment in-kind interest income	30,078	97,639
Other fee income	32,545	32,545
Total investment income	1,148,231	2,587,863
Interest from cash and cash equivalents	80,090	80,090
Total income	1,228,321	2,667,953
Expenses:
Professional fees	$215,374	$407,424
Organizational expenses	-	182,247
Custodian and administrator fees	87,671	246,660
Directors’ fees	43,500	43,500
Insurance expense	37,564	89,815
Interest expense	79,209	259,717
Base management fees	68,921	68,921
Amortization of deferred debt issuance costs	18,652	43,520
Offering expense	42,891	42,891
General and administrative expenses	79,596	80,741
Total expenses	673,378	1,465,436
Net investment income	554,943	1,202,517
Net unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(88,810)	(99,257)
Total net unrealized gain (loss) on investments	(88,810)	(99,257)
Net increase (decrease) in net assets resulting from operations	$466,133	$1,103,260
Per share data:
Net investment income per share - basic and diluted	$0.24	$0.76
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.21	$0.70
Weighted average common shares outstanding - basic and diluted	2,268,127	1,584,421

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Changes in Net Assets (Unaudited)

Three Months Ended March 31, 2023
Net assets at beginning of period	$25,472,980
Net increase (decrease) in net assets resulting from operations:
Net investment income	554,943
Net change in unrealized appreciation (depreciation) on investments	(88,810)
Net increase (decrease) in net assets resulting from operations	466,133
Stockholder distributions:
Distributions from net investment income	(1,260,074)
Net decrease in net assets resulting from stockholder distributions	(1,260,074)
Capital share transactions:
Issuance of common shares, net	25,000,000
Net increase (decrease) in net assets resulting from capital share transactions	25,000,000
Net increase (decrease) in net assets	24,206,059
Net assets at end of period	$49,679,039

Nine Months Ended March 31, 2023
Net assets at beginning of period	$24,835,853
Net increase (decrease) in net assets resulting from operations:
Net investment income	1,202,517
Net change in unrealized appreciation (depreciation) on investments	(99,257)
Net increase (decrease) in net assets resulting from operations	1,103,260
Stockholder distributions:
Distributions from net investment income	(1,260,074)
Net decrease in net assets resulting from stockholder distributions	(1,260,074)
Capital share transactions:
Issuance of common shares, net	25,000,000
Net increase (decrease) in net assets resulting from capital share transactions	25,000,000
Net increase (decrease) in net assets	24,843,186
Net assets at end of period	$49,679,039

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statement of Cash Flows (Unaudited)

Nine Months Ended March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,103,260
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(37,179,466)
Proceeds from principal repayments of investments and sales of investments	3,564,133
Amortization of premium/accretion of discount, net	(122,647)
Amortization of deferred debt issuance costs	43,520
Net change in unrealized appreciation (depreciation) on investments	99,257
Net (increase) decrease in operating assets:
Interest receivable	(647,426)
Principal receivable	(58,058)
Due from Adviser	(370,977)
Deferred offering costs	(10,340)
Prepaid expenses	(137,897)
Other receivables	(13,125)
Net increase (decrease) in operating liabilities:
Base management fees payable	68,921
Interest expense payable	33,281
Accrued organizational and offering expenses	(122,103)
Payable for investments purchased	1,404,767
Directors' fees payable	43,500
Accounts payable and accrued expenses	285,348
Net cash (used in) provided by operating activities	(32,016,052)
Cash flows from financing activities:
Proceeds from issuance of common shares	25,000,000
Proceeds from borrowing on revolving financing facility	11,400,000
Repayments of borrowing on revolving financing facility	(11,400,000)
Distributions to stockholders	(831,222)
Payment for deferred debt issuance costs	(118,125)
Net cash provided by (used in) financing activities	24,050,653
Net change in Cash	(7,965,399)
Cash and restricted cash, beginning of period (1)	19,127,704
Cash and restricted cash, end of period (2)	$11,162,305
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$226,436
(1)
Represents $19,127,704 of unrestricted cash as of June 30, 2022.
(2)
Represents $7,175,117 and $3,987,188 of unrestricted and restricted cash, respectively, as of March 31, 2023.

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Schedule of Investments

(Unaudited)

March 31, 2023

Investments (1) (2) (3) (8)	Industry	Interest Rate (9)	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
First Lien Term Loan
AMCP Clean Acquisition Company, LLC(4)	Hotels, Restaurants, and Leisure	3M S + 4.25% (0.00% Floor)	3/17/2023	7/10/2025	$1,615,085	$1,421,275	$1,433,388	2.9%
AMCP Clean Acquisition Company, LLC - Delayed Draw(4)	Hotels, Restaurants, and Leisure	3M S + 4.25% (0.00% Floor)	3/17/2023	7/10/2025	379,703	334,139	336,987	0.7%
Amerequip, LLC(4)	Machinery	6M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	2,503,548	2,476,672	2,491,031	5.0%
American Nuts Holdings, LLC - Term Loan A(4)	Consumer Staples Distribution & Retail	3M S + 6.75% + 1.00% PIK (1.00% Floor)	7/1/2022	4/10/2026	1,418,644	1,406,558	1,206,166	2.4%
American Nuts Holdings, LLC - Term Loan B(4)	Consumer Staples Distribution & Retail	3M S + 8.75% + 1.00% PIK (1.00% Floor)	7/1/2022	4/10/2026	1,418,644	1,406,300	1,205,529	2.4%
Archer Systems, LLC(4)	Professional Services	3M S + 6.00% (1.00% Floor)	8/11/2022	8/11/2027	2,857,917	2,830,265	2,872,206	5.8%
Crafty Apes LLC(4) (6)	Entertainment	1M S + 7.06% (1.00% Floor)	10/28/2022	11/1/2024	2,500,000	2,495,093	2,500,000	5.0%
Empire Office Inc.(4)	Trading Companies & Distributors	1M L + 6.75% (1.50% Floor)	8/17/2022	4/12/2024	2,881,579	2,861,294	2,867,171	5.8%
Evergreen North America Acquisitions, LLC(4)	Machinery	3M L + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	1,791,491	1,760,711	1,764,618	3.6%
Evergreen North America Acquisitions, LLC - Revolver	Machinery	3M L + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	84,443	81,189	83,176	0.2%
Flatworld Intermediate Corporation(4)	IT Services	3M S + 6.00% (1.00% Floor)	10/3/2022	10/1/2027	2,426,351	2,371,478	2,377,824	4.8%
Fusion Connect, Inc. - 2022 Term Loan(4) (7)	IT Services	3M L + 7.50% + 1.00% PIK (1.00% Floor)	5/26/2022	1/18/2027	2,958,939	2,887,821	2,870,171	5.8%
Klein Hersh, LLC(4)	Professional Services	1M S + 3.00% (0.50% Floor)	6/22/2022	4/27/2027	429,244	380,077	409,928	0.8%
LaserAway Intermediate Holdings II, LLC(4)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2022	10/14/2027	2,984,887	2,929,974	2,969,962	6.0%
NWN Parent Holdings LLC(4)	IT Services	3M L + 8.00% (1.00% Floor)	3/22/2023	5/7/2026	1,859,184	1,803,408	1,840,592	3.7%
NWN Parent Holdings LLC - Revolver(4)	IT Services	3M L + 8.00% (1.00% Floor)	3/22/2023	5/7/2026	206,025	196,936	203,965	0.4%
PVI Holdings, Inc.(4) (5)	Trading Companies & Distributors	3M S + 5.84% (1.00% Floor)	7/29/2022	7/18/2027	1,988,913	1,971,174	1,988,913	4.0%
R. R. Donnelley & Sons Company(4)	Commercial Services & Supplies	1M S + 7.25% (0.75% Floor)	3/9/2023	3/9/2028	3,500,000	3,395,108	3,395,000	6.9%
Sandvine Corporation(4)	Software	3M L + 4.50% (0.00% Floor)	1/27/2023	11/28/2025	3,000,000	2,869,959	2,865,000	5.8%
Work Genius Holdings, Inc.(4)	Professional Services	3M S + 7.00% (1.00% Floor)	6/13/2022	6/7/2027	2,978,077	2,953,269	2,978,077	6.0%
Xenon Arc, Inc.(4)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	7/18/2022	12/17/2027	2,977,387	2,932,863	2,977,387	6.0%
Total First Lien Term Loan					$42,760,060	$41,765,562	$41,637,091	84.0%

Equity
CF Arch Holdings LLC (Equity Interest)	Professional Services		8/11/2022		$100,000	$100,000	$146,000	0.3%
Flatworld Intermediate Corporation - Equity	IT Services		10/3/2022		4,405	100,000	82,335	0.2%
Total Equity					$104,405	$200,000	$228,335	0.5%

Total					$42,864,466	$41,965,562	$41,865,426	84.5%
Liabilities in excess of other assets							7,813,613	15.5%
Net Assets							$49,679,039	100.0%

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $41,865,426 at fair value and represented 84.5% of the Company’s net assets.
(2)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(3)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(4)
A portion or all is held by the Company indirectly through Investcorp US Institutional Private Credit SPV LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A.
(5)
The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 5.75% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(6)
The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 6.25% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(7)
Principal amount includes capitalized payment-in-kind ("PIK") interest unless otherwise noted.
(8)
All investments are qualifying asset under Section 55(a) of the 1940 Act, unless otherwise indicated. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(9)
Interest rates as of March 31, 2023:

1M L - 1 month London Interbank Offered Rate (4.86% as of March 31, 2023)

3M L - 3 month London Interbank Offered Rate (5.19% as of March 31, 2023)

6M L - 6 month London Interbank Offered Rate (5.31% as of March 31, 2023)

1M S - 1 month Secured Overnight Financing Rate (4.80% as of March 31, 2023)

3M S - 3 month Secured Overnight Financing Rate (4.91% as of March 31, 2023)

6M S - 6 month Secured Overnight Financing Rate (4.90% as of March 31, 2023)

Investcorp US Institutional Private Credit Fund

Consolidated Schedule of Investments

June 30, 2022

Investments (1) (2) (3)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
First Lien Term Loan
Agrofresh Inc.	Chemicals	1M L + 6.25% (1.00% Floor)	6/1/2022	12/31/2024	$1,950,403	$1,935,775	$1,935,775	7.8%
Fusion Connect, Inc.	IT Services	6M L + 7.50% (1.00% Floor)	5/26/2022	1/18/2027	2,992,481	2,906,942	2,906,447	11.7%
Klein Hersh, LLC	Professional Services	3M S + 3.00% (0.50% Floor)	6/22/2022	4/27/2027	476,415	414,481	414,481	1.7%
WorkGenius Inc.	Professional Services	3M S + 7.00% (1.00% Floor)	6/10/2022	6/7/2027	3,000,000	2,970,384	2,970,000	12.0%
Total First Lien Term Loan					$8,419,299	$8,227,582	$8,226,703	33.2%
Total investments					$8,419,299	$8,227,582	$8,226,703	33.2%
Other assets in excess of liabilities							16,609,150	66.8%
Net Assets							$24,835,853	100.0%
(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $8,226,703 at fair value and represented 33.2% of the Company’s net assets.
(2)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(3)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.

1M L - 1 month London Interbank Offered Rate (1.79% as of June 30, 2022)

6M L - 6 month London Interbank Offered Rate (2.94% as of June 30, 2022)

3M S - 3 month Secured Overnight Financing Rate (2.12% as of June 30, 2022)

Investcorp US Institutional Private Credit Fund and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

Note 1. Organization

Investcorp US Institutional Private Credit Fund (the “Company”), a Delaware statutory trust that commenced investment operations on May 26, 2022, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

The Company has engaged CM Investment Partners LLC (the “Adviser”) to serve as the investment adviser for the Company, and in such capacity, provide investment management services for the Company. The Company has engaged the Adviser as the administrator of the Company to provide certain administrative services to the Company.

Pursuant to the Investment Advisory Agreement between the Company and the Adviser (“Investment Advisory Agreement”), the Adviser provides services, including but not limited to the following:

•
determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identifying, evaluating and negotiating the structure of the investments the Company makes;
•
executing, closing, servicing and monitoring the investments the Company makes;
•
determining the securities and other assets that the Company will purchase, retain or sell;
•
performing due diligence on prospective portfolio companies; and
•
providing the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

The Company’s investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in the debt of U.S. middle-market companies (typically those with $15.0 million to $75.0 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”)) through first lien, unitranche, second lien, and unsecured debt financing, often with corresponding equity of portfolio companies through warrants. The Company expects that such equity investments will make up less than 1% of the Company’s total assets (measured at the time of investment).

On May 26, 2022, Investcorp Funding Limited, an affiliate of the Adviser, purchased 1,250,000 common shares of beneficial interest (“Shares”) of the Company at $20.00 per Share.

On January 18, 2023, the Company completed a closing of capital commitments (the “Initial Closing”) in its first private offering of Shares to an investor (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws. In connection with the Initial Closing, the Company issued 1,267,659 Shares to a shareholder for an aggregate purchase price of $25,353,180. On March 31, 2023, the only two shareholders of the Company were Investcorp US Private Credit Feeder LP (the “Feeder”) and Investcorp Investment Holdings Limited who held 2,517,659 and 5,000 shares, respectively.

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange with less than a $250 million market capitalization.

Investcorp US Institutional Private Credit SPV LLC is a wholly owned subsidiary of the Company that was formed as a Delaware limited liability company for the purpose of entering into the senior secured revolving credit facility (the “Capital One Revolving Financing Agreement”) with Capital One, N.A. (“Capital One”). Investcorp US Institutional Private Credit SPV LLC is consolidated in the Company’s consolidated financial statements commencing from the date of its formation.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying audited financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period from May 26, 2022 (inception) to June 30, 2022 included in the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form 10. All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the fair value of investments and other amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing the Company’s consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates. All material inter-company balances and transactions have been eliminated.

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidates the results of the Company’s wholly-owned subsidiary, Investcorp US Institutional Private Credit SPV LLC, which is a special purpose vehicle used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

b. Revenue Recognition

Our revenue recognition policies are as follows:

Net realized gains (losses) on investments: Gains or losses on the sale of investments are calculated using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis. Origination, closing, commitment, and amendment fees, purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, which approximates the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

We may hold debt investments in our portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2023, we had no investments on non-accrual status or on partial non-accrual status.

c. Paid In Capital

The Company records the proceeds from the sale of its common shares of beneficial interest to common shares of beneficial interest and paid-in-capital in excess of par value, net of commissions and marketing support fees.

d. Net Increase in Net Assets Resulting from Operations per Share

The net increase in net assets resulting from operations per share is calculated based upon the weighted average number of shares of beneficial interest outstanding during the reporting period.

e. Distributions

Dividends and distributions to common shareholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Company’s board of trustees (the “Board”) each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed annually, although the Company may decide to retain such capital gains for investment.

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at what management believes to be large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by Investcorp US Institutional Private Credit SPV LLC based on the terms of the Capital One Revolving Financing Agreement. For more information on the Company’s financing arrangements and borrowings, see Note 5.

g. Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common shares of beneficial interest, including legal, accounting, printing fees, and other related expenses, as well as costs incurred in connection with the filing of a registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is completed.

h. Investment Transactions and Expenses

Purchases of loans, including revolving credit agreements, are recorded on a fully committed basis until the funded and unfunded portions are known or estimable, which in many cases may not be until settlement.

Expenses are accrued as incurred.

Organizational expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred.

Offering costs are charged to paid-in capital upon sale of shares.

i. Investment Valuation

The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC 820”) and Rule 2a-5 under the 1940 Act. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments and financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date. Fair value is defined as the price that would be received upon a sale of an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of March 31, 2023.

Investments that are not traded on securities exchanges but are traded on the over-the-counter (“OTC”) markets (such as term loans, notes and warrants) are valued using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (when observable) and fundamental data relating to the issuer. These investments are categorized in Level 2 of the fair value hierarchy, or in instances when lower relative weight is placed on transaction prices, quotations, or similar observable inputs, they are categorized in Level 3.

Investments for which market quotations are not readily available or may be considered unreliable are fair valued by the Board of the Company, in good faith, using a method determined to be appropriate in the given circumstances and in accordance with Rule 2a-5 under the 1940 Act. Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate, in addition to an asset approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values. The asset approach uses estimates of the cost to replace an asset’s service capacity.

Observable inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. Unobservable inputs used in these approaches may include, but are not limited to, illiquidity discount, PIK discount, yield, broker quotes, implied volatility, recent funding and intrinsic value. The Board will typically make changes in the valuation method as changes in the underlying company dictates, such as moving from the asset approach to market approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the estimated fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material. At March 31, 2023, investments fair valued in good faith based on management developed models represented approximately 100% of all the Company’s investments.

The Adviser seeks to ensure that the Company’s valuation policies and procedures, as approved by the Company’s Board, are consistently applied across all investments of the Company. The valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment. The investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company-specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding quarter-end. Valuation models are typically calibrated upon initial funding, and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, independent valuation firm(s) engaged by the Board conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Audit Committee of the Company’s Board (the “Audit Committee”) then reviews the preliminary valuations of the Adviser and that of the independent valuation firms. The Audit Committee discusses the valuations and makes a recommendation to the Company’s Board regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firm(s). Upon recommendation by the Audit Committee and a review of the valuation materials of the Adviser and the third-party independent valuation firm(s), the Board determines, in good faith, the fair value of each investment.

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Unaudited Consolidated Statements of Assets and Liabilities.

j. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the fair value of investments and other amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the Company’s financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

k. Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year ending June 30, 2023. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

As a RIC, the Company will be subject to a 4% U.S. federal excise tax on undistributed earnings unless it distributes each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 in that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned.

For the three and nine months ended March 31, 2023, the Company did not incur any U.S. federal excise tax.

U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company’s policy is to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the period ended June 30, 2022. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

Note 4. Investments

The Company uses the net proceeds from private placements to invest in portfolio companies in accordance with the Company’s investment objective and strategies and for general corporate purposes. The Company’s investments will be primarily in middle-market companies that have annual revenues of at least $50 million and EBITDA of at least $15 million through first lien, unitranche, second lien, and unsecured debt financing, often with corresponding equity of portfolio companies through warrants. The Company expects that such equity investments will make up less than 1% of the Company’s total assets (measured at the time of investment).

a. Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk, liquidity risk and credit risk. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

Market risk is the risk of potential adverse changes to the value of financial instruments because of changes in market conditions, including as a result of changes in the credit quality of a particular issuer, credit spreads, interest rates, and other movements and volatility in security prices or commodities. In particular, the Company may invest in issuers that are experiencing or have experienced financial or business difficulties (including difficulties resulting from the initiation or prospect of significant litigation or bankruptcy proceedings), which involves significant risks. The Company manages its exposure to market risk through the use of risk management strategies and various analytical monitoring techniques.

With respect to liquidity risk, the Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making the purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2023. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	Three months ended March 31, 2023	Nine months ended March 31, 2023
Investment purchases, at cost (including PIK interest)	$10,100,646	$37,179,466
Investment sales and repayments	3,237,282	3,564,133

The composition of the Company’s investments as of March 31, 2023 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$41,765,562	99.52%	$41,637,091	99.45%
Equity, Warrants and Other Investments	200,000	0.48	228,335	0.55
Total	$41,965,562	100.00%	$41,865,426	100.00%

The composition of the Company’s investments as of June 30, 2022 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$8,227,582	100.00%	$8,226,703	100.00%
Total	$8,227,582	100.00%	$8,226,703	100.00%

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$7,833,471	18.71%
IT Services	7,374,886	17.63
Professional Services	6,406,211	15.30
Machinery	4,338,826	10.36
Commercial Services & Supplies	3,395,000	8.11
Diversified Consumer Services	2,969,962	7.09
Software	2,865,000	6.84
Entertainment	2,500,000	5.97
Consumer Staples Distribution & Retail	2,411,695	5.76
Hotels, Restaurants, and Leisure	1,770,375	4.23
Total	$41,865,426	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2022:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$3,384,481	41.14%
IT Services	2,906,447	35.33
Chemicals	1,935,775	23.53
Total	$8,226,703	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$16,130,062	38.53%
U.S. West	10,129,419	24.20
U.S. Midwest	5,886,031	14.06
U.S. Southwest	4,866,001	11.62
U.S. Southeast	1,988,913	4.75
International	2,865,000	6.84
Total	$41,865,426	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2022:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$8,226,703	100.00%
Total	$8,226,703	100.00%

c. Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy that prioritizes the inputs used in the valuation of an asset or liability based upon their transparency. The valuation hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assets and liabilities measured at fair value have been classified in the following three categories:

Level 1	valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2

valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

valuation is based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Unobservable inputs are developed based on the best information available under the circumstances, which might include the Company’s own data. The Company’s own data used to develop unobservable inputs is adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of the market and other characteristics particular to the security. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

Estimates of fair value for cash and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs.

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$-	$-	$41,637,091	$41,637,091
Equity, Warrants and Other Investments	-	-	228,335	228,335
Total Investments	$-	$-	$41,865,426	$41,865,426

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$-	$-	$8,226,703	$8,226,703
Total Investments	$-	$-	$8,226,703	$8,226,703

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2023:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$8,226,703	$-	$8,226,703
Purchases (including PIK interest)	36,979,466	200,000	37,179,466
Sales	(3,564,133)	-	(3,564,133)
Amortization	122,648	-	122,648
Net realized gains (losses)	-	-	-
Transfers in	-	-	-
Transfers out	-	-	-
Net change in unrealized appreciation (depreciation)	(127,593)	28,335	(99,258)
Fair value at March 31, 2023	$41,637,091	$228,335	$41,865,426
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2023	$(127,593)	$28,335	$(99,258)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. Changes in unrealized gains (losses) relating to Level 3 instruments are included in unrealized appreciation (depreciation) on investments and derivatives on the Statement of Operations.

During the nine months ended March 31, 2023, the Company did not transfer any investments between Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2023 and June 30, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest PIK discount presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of March 31, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$29,150,465	Yield Analysis	Market Yields	12.2%	10.3% -17.7%
Senior Secured First Lien Debt Investments	2,411,695	Market Comparable Approach	EBITDA multiple	7.8x	7.8x
Senior Secured First Lien Debt Investments	10,074,931	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants, and Other Investments	228,335	Market Comparable Approach	EBITDA multiple	9.7x	5.7x-11.9x
Total	$41,865,426

	Fair Value as of June 30, 2022	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$8,226,703	Recent Transaction	Recent Transaction	N/A	N/A
Total	$8,226,703

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements. Significant increases in implied volatility would result in significantly higher fair value measurements.

Note 5. Borrowings

On September 9, 2022, we, through Investcorp US Institutional Private Credit SPV LLC, our wholly-owned subsidiary, entered into the 1.5 year, $25 million Capital One Revolving Financing Agreement with Capital One, which is secured by collateral consisting primarily of loans in our investment portfolio. On September 29, 2022, we amended the Capital One Revolving Financing Agreement to reduce the size of the Capital One Revolving Financing Agreement to $22.5 million. The Capital One Revolving Financing Agreement, which will expire on March 9, 2024 (the “Maturity Date”), features a one-year reinvestment period and a six-month amortization period. Borrowings under the Capital One Revolving Financing Agreement will generally bear interest at a rate per annum equal to SOFR plus 2.65%, so long as no event of default has occurred (as defined in the Capital One Revolving Financing Agreement). The default interest rate will be equal to the interest rate then in effect plus 2.00%.

The Capital One Revolving Financing Agreement required the payment of an upfront fee of 0.50% of the available borrowings under the Capital One Revolving Financing Agreement at the closing and requires the payment of an unused fee of 0.75% annually for any undrawn amounts of the Capital One Revolving Financing Agreement. Borrowings under the Capital One Revolving Financing Agreement are based on a borrowing base. The Capital One Revolving Financing Agreement generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing Agreement also requires mandatory prepayment of interest and principal upon certain events.

As of March 31, 2023 and June 30, 2022, there were no borrowings outstanding and $22.5 million was available under the Capital One Revolving Financing Agreement for each respective period.

Note 6. Indemnification, Guarantees, Commitments and Contingencies

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. As of March 31, 2023, there were no unfunded commitments.

The Company’s Board declared the following distributions during the nine months ended March 31, 2023:

Declared	Ex-Date	Record Date	Pay Date	Amount
January 17, 2023	January 16, 2023	January 17, 2023	January 23, 2023	$0.665
May 4, 2023	March 30, 2023	March 31, 2023	July 14, 2023	$0.170
May 4, 2023	June 29, 2023	June 30, 2023	July 14, 2023	$0.440

As of June 30, 2022, there were no unfunded commitments. The following table details the Company’s unfunded commitments to portfolio companies as of March 31, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Amerequip, LLC - Revolver	$483,871	$—	0.50%	8/31/2027
Archer Systems, LLC - Revolver	301,587	—	0.50%	8/11/2027
Evergreen North America Acquisitions, LLC - Revolver	110,425	—	0.50%	8/13/2026
Flatworld Intermediate Corporation - Revolver	567,568	—	0.50%	10/1/2027
NWN Parent Holdings LLC - Revolver	96,953	—	0.50%	5/7/2026
	$1,560,404	$—

Note 7. Related Party Transactions

Investment Advisory Agreement

The Company is party to the Investment Advisory Agreement with the Adviser. Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). For the three and nine months ended March 31, 2023, $68,921 and $68,921, respectively, in Management Fees were earned by the Adviser.

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.75% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s net assets at the end of the two most recently completed calendar quarters. For the Company’s first calendar quarter, the Management Fee is calculated based on the weighted average of the Company’s net assets as of such quarter-end. The Management Fee is payable quarterly in arrears.

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The first part of the Incentive Fee is based on the Company’s income (the “Income Incentive Fee”) and the second part is based on its capital gains (the “Capital Gains Incentive Fee”), each as described below.

The Company pays the Adviser an Income Incentive Fee each quarter equal to 12.50% of the amount by which Pre-Incentive Fee Net Investment Income (as defined below) for the quarter exceeds a hurdle rate of 1.5% (which is 6.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision.

The 100% “catch-up” provision for Pre-Incentive Fee Net Investment Income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 12.50% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.7143% in a calendar quarter (6.8571% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 12.50% of any Pre-Incentive Fee Net Investment Income in excess of 1.5% in any calendar quarter is payable to the Adviser.

“Pre-Incentive Fee Net Investment Income” means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the Administration Agreement (as defined below) to the Administrator (as defined below), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID), debt instruments with PIK interest and zero coupon securities), accrued income that the Company may not have received in cash. The Adviser is not obligated to reimburse the Company for any amount of such incentive fee if the Company incurs losses or does not receive deferred income which was previously accrued.

For the three and nine months ended March 31, 2023, the Company incurred no Income-Based Fees. As of March 31, 2023, there was no Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

The second component of the Incentive Fee, the Capital Gains Incentive Fee, will be determined and payable annually in arrears at the end of each calendar year or, in the event of the termination of the Investment Advisory Agreement, the date on which such event occurs. At the end of each calendar year (or termination of the Investment Advisory Agreement), the Company will pay the Adviser a Capital Gains Incentive Fee equal to (A) 12.50% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, in each case from the Initial Closing.

As of March 31, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Investment Advisory Agreement.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement or otherwise as the Adviser.

Administration Agreement

The Adviser in its capacity as administrator (the “Administrator”) provides all administrative services necessary for the Company to operate pursuant to the Administration Agreement between the Company and Administrator (the “Administration Agreement”). The Administration Agreement provides that the Administrator will furnish the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, our required administrative services, which will include being responsible for the financial and other records that the Company is required to maintain and preparing reports to shareholders and reports and other materials filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, oversee the preparation and filing of the Company’s tax returns and the printing and dissemination of reports and other materials to shareholders, and generally oversee the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. In full consideration of the provision of the services of the Administrator, the Company shall reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. To the extent that the Administrator outsources any of its functions under the Administration Agreement, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator. While there is no limit on the total amount of expenses the Company may be required to reimburse to the Administrator under the Administration Agreement, the Administrator will only charge the Company for the actual expenses it incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to the Administrator.

Under the Administration Agreement, the Administrator will provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. If requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator will be paid an additional amount based on the services provided, which will not exceed the amount the Company receives from such portfolio companies for providing this assistance.

As of March 31, 2023, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

Co-investment Exemptive Relief

On July 20, 2021, the SEC issued an order, granting certain of the Company’s affiliates exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”) must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies.

License Agreement

The Company has entered into a license agreement with the Adviser under which the Adviser has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Investcorp.” Under this agreement, the Company has a right to use the “Investcorp” name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Investcorp” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Adviser is in effect and Investcorp is the majority owner of the Adviser.

Due From Adviser

Due from Adviser represents a receivable from the Adviser for expenses paid on behalf of the Feeder.

Note 8. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

For the nine months ended March 31, 2023
Per share data:
Net asset value, beginning of period	$19.87

Net investment income(1)	0.76
Net realized and unrealized gains (losses)(1)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.70

Capital transactions(2)
Dividends from net investment income	(0.83)
Distribution from net realized gains	—
Net increase (decrease) in net assets resulting from capital share transactions	(0.83)
Other(3)	(0.05)
Net asset value, end of period	$19.69
Shares outstanding at end of period	2,522,659
Total return(4)(5)	3.15%

Ratio/Supplemental Data:
Net assets, at end of period	$49,679,039
Ratio of net expenses to average net assets(6)	6.05%
Ratio of net investment income (loss) to average net assets(6)	5.32%
Portfolio turnover rate(5)	12.67%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The per share data for dividends reflects the actual amount of the dividends declared per share during the period.
(3)
Includes the effect of share issuances above (below) net asset value and the impact of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)
Total return displayed is net of all fees, including all operating expenses such as management fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning net asset value per share.
(5)
Not annualized
(6)
Annualized

Note 9. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

From April 1, 2023 through May 12, 2023, the Company invested $11.3 million in four new portfolio companies and one existing portfolio company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in our filings with the SEC that we make from time to time. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, and include statements regarding the following, without limitation:

•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
the return or impact of current and future investments that we make;
•
the impact of global health pandemics, such as the Coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy and capital markets generally;
•
our contractual arrangements and relationships with Investcorp Credit Management US LLC and its affiliates;
•
our contractual arrangements and relationships with lenders and other third parties;
•
actual and potential conflicts of interest with our investment adviser, CM Investment Partners LLC;
•
the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;
•
the impact of fluctuations in interest rates on our business;
•
the elevating levels of inflation and its impact on our investment activities and the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
our ability to maintain our qualification as a regulated investment company and as a business development company;
•
the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and
•
the effect of new or modified laws or regulations governing our operations,

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of filing of this report. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, actual results and/or events could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we file from time to time with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Investcorp US Institutional Private Credit Fund (“IPCF,” the “Company”, “us”, “we” or “our”), a Delaware statutory trust that commenced operations on May 26, 2022, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”).

Our investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We invest primarily in the debt of U.S. middle-market companies (typically those with $15.0 million to $75.0 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”)) through first lien, unitranche, second lien, and unsecured debt financing, often with corresponding equity of portfolio companies through warrants. The Company expects that such equity investments will make up less than 1% of the Company’s total assets (measured at the time of investment).

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. Investcorp Credit Management US LLC (“Investcorp”) holds a majority ownership interest in the Adviser. Investcorp is a leading global credit investment platform with assets under management of $22.7 billion as of March 31, 2023. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser, pursuant to which the Adviser provides us with investment advisory and the administrative services necessary for our operations. See “Note 7. Agreements and Related Party Transactions” in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding the Investment Advisory Agreement and Administration Agreement and the fees and expenses paid or reimbursed by us thereunder.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of March 31, 2023 and June 30, 2022, we had no Taxable Subsidiaries.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common shares of beneficial interest if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

On July 20, 2021, the Securities and Exchange Commission (“SEC”) issued an order granting exemptive relief to certain of our affiliates which we can rely on to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

Critical accounting estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Pre-Effective Amendment No. 1 to our Registration Statement on Form 10 ("Registration Statement") as of June 30, 2022 and this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of trustees (the “Board”)), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Registration Statement. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

Valuation of portfolio investments

We value our portfolio investments for which market quotations are not readily available at fair value as determined in good faith by our Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and U.S. GAAP, and in accordance with the Company’s valuation methodologies. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

For purposes of Section 2(a)(41) and Rule 2a-5 under the 1940 Act, a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.

Investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value shall be subject to the fair value determination requirements under Rule 2a-5 and subject to the Company’s valuation procedures. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by the Board using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid ask spread.

With respect to investments for which market quotations are not readily available, the Board will undertake a multi-step valuation process each quarter, as described below:

•
our quarterly valuation process begins with each investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;
•
preliminary valuation conclusions are then documented and discussed with our senior management and the Adviser;
•
on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by the Board;
•
the audit committee of the Board will then review these preliminary valuations and make a recommendation to the Board regarding the valuations; and
•
the Board will then discuss these preliminary valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the audit committee of the Board.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the portfolio company’s performance against our expectations, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

Our investments are categorized based on the types of inputs used in their valuation. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by U.S. GAAP into the three broad levels as follows:

Level I	Investments valued using unadjusted quoted prices in active markets for identical assets.

Level II	Investments valued using other unadjusted observable market inputs, e.g. quoted prices in markets that are not active or quotes for comparable instruments.

Level III

Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

Determination of fair value involves subjective judgments. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

As of March 31, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 76.8% of our total assets, as compared to 29.9% of our total assets as of June 30, 2022.

See Note 2.e “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in our Registration Statement and in this Quarterly Report on Form 10-Q for more information on our valuation process.

Financing Facilities

On September 9, 2022, we, through Investcorp US Institutional Private Credit SPV LLC, our wholly-owned subsidiary, entered into a 1.5 year, $25 million senior secured revolving credit facility (the “Capital One Revolving Financing Agreement”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in our investment portfolio. On September 29, 2022, we amended the Capital One Revolving Financing Agreement to reduce the size of the Capital One Revolving Financing Agreement to $22.5 million. The Capital One Revolving Financing Agreement, which will expire on March 9, 2024 (the “Maturity Date”), features a one-year reinvestment period and a six-month amortization period. Borrowings under the Capital One Revolving Financing Agreement will generally bear interest at a rate per annum equal to SOFR plus 2.65%, so long as no event of default has occurred (as defined in the Capital One Revolving Financing Agreement). The default interest rate will be equal to the interest rate then in effect plus 2.00%.

The Capital One Revolving Financing Agreement required the payment of an upfront fee of 0.50% of the available borrowings under the Capital One Revolving Financing Agreement at the closing and requires the payment of an unused fee of 0.75% annually for any undrawn amounts of the Capital One Revolving Financing Agreement. Borrowings under the Capital One Revolving Financing Agreement are based on a borrowing base. The Capital One Revolving Financing Agreement generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing Agreement also requires mandatory prepayment of interest and principal upon certain events.

As of June 30, 2022, there was no borrowing outstanding.

As of March 31, 2023, there were no borrowings outstanding and $22.5 million was available under the Capital One Revolving Financing Agreement.

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments are typically expected to have a term of seven years with an average duration of four years. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may include PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases.

Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations will be managed by the Adviser, pursuant to the terms of the Investment Advisory Agreement, and services necessary for our business, including the origination and administration of our investment portfolio, will be provided by individuals who are employees of our Adviser or its affiliates, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser and its staff, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser and not by the Company. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•
organizational and offering expenses;
•
expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);
•
expenses incurred by the Adviser or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
•
interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;
•
offerings of the Company’s common shares of beneficial interest and other securities;
•
investment advisory and management fees payable under the Investment Advisory Agreement;
•
administration fees payable to the Adviser;
•
transfer agent and custody fees and expenses;
•
federal and state registration fees;
•
all costs of registration and listing the Company’s shares on any securities exchange;
•
federal, state and local taxes;
•
independent trustees’ fees and expenses;
•
costs of preparing and filing reports or other documents required by the SEC or other regulators;
•
costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•
the costs associated with individual or group shareholders;
•
the Company’s allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•
direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•
all other non-investment advisory expenses incurred by the Company or the Adviser in connection with the administering the Company’s business.

Portfolio and Investment Activity

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Portfolio composition

We invest primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

As of March 31, 2023, our investment portfolio of $41.9 million (at fair value) consisted of debt and equity investments in 17 portfolio companies, of which 99.4% were senior secured first lien investments. As of June 30, 2022, our investment portfolio of $8.2 million (at fair value) consisted of debt investments in 4 portfolio companies, of which 100.0% were senior secured first lien investments.

As of March 31, 2023, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.3%. As of March 31, 2023, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 13.3%.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At March 31, 2023 and June 30, 2022, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at March 31, 2023	Percentage of Total Portfolio at June 30, 2022
Trading Companies & Distributors	18.71%	22.48%
IT Services	17.62	15.27
Professional Services	15.30	18.36
Machinery	10.37	12.23
Commercial Services & Supplies	8.11	—
Diversified Consumer Services	7.09	8.46
Software	6.84	—
Entertainment	5.97	7.12
Consumer Staples Distribution & Retail	5.76	—
Hotels, Restaurants, and Leisure	4.23	—
Chemicals	—	8.39
Food & Staples Retailing	—	7.69
	100.00%	100.00%

During the nine months ended March 31, 2023, we added 23 new investments totaling approximately $37.0 million. All of these investments were in new portfolio companies. Of the new investments, 99.5% consisted of first lien investments and 0.5% consisted of equity investments.

At March 31, 2023 and June 30, 2022, 100.0% of our debt investments bore interest based on floating rates based on indices such as the London Interbank Offered Rate ("LIBOR"), the Secured Overnight Financing Rate ("SOFR"), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2023, we had five investments with aggregate unfunded commitments of $1.6 million, and as of June 30, 2022 there was no unfunded commitments. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

Asset Quality

In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

Investment Rating 1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

Investment Rating 2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. Generally, all new loans are initially rated 2.

Investment Rating 3

Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with their financial covenants.

Investment Rating 4

Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in workout. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

Investment Rating 5

Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in workout. Investments with a rating of 5 will be those for which some loss of return and principal is expected.

If the Adviser determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, the Adviser will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. While the investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that will be performed. The frequency of the Adviser’s monitoring of an investment will be determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing the investment.

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of March 31, 2023			As of June 30, 2022
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$—	—%	—
2	36,173,632	86.40	22	8,226,703	100.00	4
3	5,691,794	13.60	4	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total	$41,865,426	100.00%	26	$8,226,703	100.00%	4

Results of Operations

For the three months ended March 31, 2023

Operating results for the three months ended March 31, 2023 were as follows:

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2023 was $1.1 million.

Expenses

Total expenses for the three months ended March 31, 2023 were $0.7 million, attributable primarily to professional fees, custodian and administration fees, and general and administrative expenses.

Net investment income

Net investment income for the three months ended March 31, 2023 was $0.6 million.

Net realized gain or loss

There was no realized gain or loss on investments for the three months ended March 31, 2023.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $88,810 for the three months ended March 31, 2023, primarily due to the decrease in the fair value of our investments in American Nuts Holdings LLC—Term Loan A and Term Loan B.

For the nine months ended March 31, 2023

Operating results for the nine months ended March 31, 2023 were as follows:

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2023 was $2.6 million.

Expenses

Total expenses for the nine months ended March 31, 2023 were $1.5 million, attributable primarily to professional fees, interest expense, and custodian and administrator fees.

Net investment income

Net investment income for the nine months ended March 31, 2023 was $1.2 million.

Net realized gain or loss

There was no realized gain or loss on investments for the nine months ended March 31, 2023.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $99,257 for the nine months ended March 31, 2023, primarily due to the decrease in the fair value of our investments in American Nuts Holdings LLC—Term Loan A and Term Loan B.

Liquidity and Capital Resources

Our primary liquidity needs include interest and principal repayments under the Capital One Revolving Financing, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses. We believe that our current cash on hand and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and prepayments, will be adequate to meet our cash needs for our daily operations.

Cash flows

For the three months ended March 31, 2023, our unrestricted cash balance decreased by $11.9 million. During that period, cash decreased by $32.0 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $37.2 million, offset primarily by proceeds from principal repayments of investments and sales of investments of $3.6 million and an increase in payables for investments purchased of $1.4 million. During the same period, net cash from financing activities totaled $24.1 million, consisting primarily of proceeds from the issuance of common shares of $25.0 million.

Capital resources

As of March 31, 2023, we had $7.2 million of cash as well as $4.0 million in restricted cash and $22.5 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On August 31, 2022, our sole shareholder approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective August 31, 2022, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common shares of beneficial interest if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2023, our asset coverage for borrowed amounts was 0% as we had no borrowings outstanding under the Capital One Revolving Financing Agreement.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To continue to qualify for RIC tax treatment, we must, among other things, distribute to our stockholders, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). We will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in any borrowing or financing arrangement we or our subsidiaries may have may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common shares of beneficial interest. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the agreements governing our borrowing or financial arrangements. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

In accordance with certain applicable U.S. Department of Treasury (“Treasury”) regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2023, our off-balance sheet arrangements consisted of $1.6 million in unfunded commitments to five of our portfolio companies. As of March 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2022, there were no unfunded commitments.

Recent Developments

From April 1, 2023 through May 12, 2023, the Company invested $11.3 million in four new portfolio companies and one existing portfolio company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At March 31, 2023, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the index exceeds the floor. As of March 31, 2023, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor. As of March 31, 2023, we had no floating rate borrowings.

Based on our investment portfolio as of March 31, 2023, with certain interest rate floors and our financing arrangements at March 31, 2023, a 1.00% increase in interest rates would increase our net interest income by approximately 6.39% and a 2.00% increase in interest rates would increase our net interest income by approximately 15.14%.

Although management believes that this analysis is indicative of our existing sensitivity as of March 31, 2023, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including additional borrowing, that could affect the net increase in net assets resulting from operations or net investment income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, the Adviser, nor our subsidiaries, nor any of our respective property, are currently subject to any material legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these matters will materially affect our financial condition or results of operations. There can be no assurance whether any current or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 1A. Risk Factors

You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.

Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in Pre-Effective Amendment No. 1 to our Registration Statement on Form 10, as filed with the SEC on February 6, 2023. If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We expect to enter into Subscription Agreements with investors in connection with the private offering, pursuant to which we expect to issue and sell our Shares under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made.

On January 18, 2023, the Company completed a closing of capital commitments in reliance on exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. In connection with the Initial Closing, the Company issued 1,267,659 Shares to shareholders for an aggregate purchase price of $25,353,180. The Company relied, in part, upon representations from the investors in subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Agreement and Declaration of Trust(1)

3.2	Bylaws(2)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56501), filed with the SEC on December 8, 2022.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56501), filed with the SEC on December 8, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2023

INVESTCORP US INSTITUTIONAL PRIVATE CREDIT FUND

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer