Form 10-K
period 2023-06-30
Investcorp US Institutional Private Credit Fund
filed 2023-09-21
CIK 1948565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01608

Investcorp US Institutional Private Credit Fund

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-1960243
(State of or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue 39th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 257-5199

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Shares of Beneficial Interest, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Shares of Beneficial Interest held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter has not been provided because there is no established market for the registrant’s Common Shares of Beneficial Interest.

The number of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of September 15, 2023 was 2,522,659.

Investcorp US Institutional Private Credit Fund

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2023

i

PART I

Item 1. Business

The Fund

Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company” and the “Fund” refer to Investcorp US Institutional Private Credit Fund and “CM Investment Partners” and the “Adviser” refer to our investment adviser and administrator, CM Investment Partners LLC.

The Fund was formed in April 2022 as a Delaware statutory trust. The Fund is structured as an externally managed, non-diversified closed-end management investment company. The Fund has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is externally managed by the Adviser. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is majority owned by Investcorp Credit Management US LLC (“Investcorp”) and is led by Co-Chief Investment Officers Michael C. Mauer and Suhail A. Shaikh. The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring the Fund’s investments and monitoring the Fund’s investments on an ongoing basis. Investcorp is a leading global credit investment platform with assets under management of $22.7 billion as of June 30, 2023. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. Investcorp has a strong track record of consistent performance and growth, employing approximately 36 investment professionals in London and New York.

The Fund’s investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Investment Team (as defined below) will focus on directly originated and highly negotiated transactions with a primary focus on the debt of middle-market companies in the United States. The Fund will invest primarily in middle-market companies that have annual revenues of at least $75 million and EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $15 million through first lien, unitranche (loans that combine both senior and subordinated debt, generally in a first lien position), second lien, and unsecured debt financing, often with corresponding equity of portfolio companies through warrants. The Fund expects that such equity investments will make up less than 1% of the Fund’s total assets (measured at the time of investment).

The Adviser anticipates that the Fund’s investments will typically range in size from $5 million to $25 million. The investment size will vary with the size of the Fund’s capital base. The typical term of the loans will be 7 years with an average realized duration of 4 years. The companies in which the Fund invests are typically leveraged, and, in most cases, its investments in such companies will not be rated by national rating agencies. If such investments were rated, the Fund believes that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which are often referred to as “junk.”

The Fund expects to invest, under normal circumstances, at least 80% of its net assets (plus any borrowings for investment purposes), directly or indirectly in private credit obligations and related instruments of U.S. issuers. The Fund defines “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. Derivative instruments will be counted towards the Fund’s 80% policy to the extent they have economic characteristics similar to private credit obligations. To the extent we determine to invest indirectly in private credit obligations and related instruments, we may invest through certain synthetic instruments, which we will value at market value or, if no market value is ascertainable, at fair value for the purpose of complying with the above-mentioned policy. We will notify shareholders of the Fund at least 60 days prior to any change to the 80% investment policy described above.

The Adviser expects that the Fund’s portfolio companies will use the Fund’s capital for organic growth, acquisitions, market or product expansions, refinancings, and/or recapitalizations. The Fund may seek to invest in smaller or larger companies if there is an attractive opportunity, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. During such dislocations, the Adviser expects to see more deep value investment opportunities offering prospective returns that are disproportionate to the associated risk profile. The Fund will seek to focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with an emphasis on companies with both high-quality sponsors (equity holders), that have demonstrated capabilities in building enterprise value and serve as committed partners and advisers that will actively work with the Adviser and the Fund, and non-sponsor transactions.

Investcorp US Institutional Private Credit SPV LLC (“Investcorp SPV LLC”) is a wholly owned subsidiary of the Fund that was formed as a Delaware limited liability company for the purpose of entering into the senior secured revolving credit facility (the “Capital One Revolving Financing Agreement”) with Capital One, N.A. (“Capital One”). Investcorp SPV LLC is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

As of June 30, 2023 and June 30, 2022, there were $7.0 million and $0.0 million in borrowings outstanding under the Capital One Revolving Financing Agreement.

Portfolio Composition

As of June 30, 2023, our portfolio consisted of debt and equity investments in 21 portfolio companies with a fair value of $52.5 million. As of June 30, 2023, our portfolio at fair value consisted of 99.6% first lien investments and 0.4% equity, warrant or other positions. At June 30, 2023, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 12.9%. At June 30, 2023, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 12.8%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate as of June 30, 2023 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At June 30, 2023, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

Percentage of Total Portfolio at June 30, 2023
Trading Companies & Distributors	14.79%
IT Services	13.79
Professional Services	11.67
Containers & Packaging	11.31
Machinery	8.27
Hotels, Restaurants, and Leisure	6.83
Diversified Consumer Services	5.67
Software	5.38
Automotive Retail	5.21
Entertainment	4.55
Health Care Providers & Services	4.47
Consumer Staples Distribution & Retail	4.31
Specialty Retail	3.75
100.00%

The Private Offering

Our common shares of beneficial interest, or “shares,” are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made.

On May 26, 2022, Investcorp Funding Limited, an affiliate of the Adviser, purchased 1,250,000 shares of the Company at $20.00 per Share.

On January 18, 2023, the Fund completed a closing of capital commitments (the “Initial Closing”) in its first private offering of shares to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws. In connection with the Initial Closing, the Fund issued 1,267,659 shares to shareholders for an aggregate purchase price of $25,000,000. On June 30, 2023, the only two shareholders of the Company held 2,517,659 and 5,000 shares, respectively.

Investment Team

The Adviser’s investment team, led by Messrs. Mauer and Shaikh, is supported by eight additional investment professionals, who, together with Messrs. Mauer and Shaikh, are referred to herein as the “Investment Team.” The members of the Investment Team have over 100 combined years of experience structuring customized debt solutions for middle-market companies, which the Adviser believes will enable the Fund to generate favorable returns across credit cycles with an emphasis on preserving capital. The Investment Team has developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisers, law firms, boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations.

As a result, the Adviser believes that the Fund will be able to achieve appropriate risk-adjusted returns, in part, by investing in companies that do not have sufficient size of track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. The Adviser believes that the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

The Adviser

The Adviser is majority owned by Investcorp, a leading global credit investment platform with assets under management of $22.7 billion as of June 30, 2023. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. Investcorp has a strong track record of consistent performance and growth, employing approximately 36 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”.

Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of June 30, 2023, Investcorp Group had $48.0 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 500 people across its offices in Los Angeles, New York, London, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai, Dehli, Beijing, Singapore and Tokyo. Investcorp Group has been engaged in the investment management and related services business since 1982 and brings enhanced capabilities to the Adviser.

The Fund is party to an Investment Advisory Agreement dated January 18, 2023, with the Adviser (the “Investment Advisory Agreement”). Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Fund’s outstanding voting securities and, in each case, a majority of the trustees who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”).

The Investment Advisory Agreement will automatically terminate in the event of its assignment, within the meaning of the 1940 Act and related SEC guidance and interpretations. In accordance with the 1940 Act, without payment of penalty, the Fund may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the Fund’s shareholders holding a “majority of the outstanding voting securities” of the Fund. “Majority of the outstanding voting securities” means the lesser of (1) 67% or more of the outstanding shares present at a meeting, if the holders of more than 50% of the outstanding shares are present or represented by proxy or (2) a majority of outstanding common shares. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

Investment Approach

The Fund’s investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Fund will invest primarily in middle-market companies that have annual revenues of at least $75 million and EBITDA of at least $15 million. The Fund will seek to invest in unitranche loans, standalone second and first lien loans, and, selectively, in mezzanine loans/structured equity and in the equity of portfolio companies through warrants (each a “Portfolio Investment” and collectively, the “Portfolio Investments”), in most cases taking advantage of a potential benefit from an increase in the value of such portfolio company as part of an overall relationship. The Fund expects that equity investments will make up less than 1% of the Fund’s total assets.

The Adviser anticipates that the Fund’s investments will typically range in size from $5 million to $25 million. The investment size will vary with the size of the Fund’s capital base. The typical term of the loans will be 7 years with an average realized duration of 4 years. The companies in which the Fund invests are typically leveraged, and, in most cases, its investments in such companies will not be rated by national rating agencies. If such investments were rated, the Fund believes that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which are often referred to as “junk.”

The Fund expects to invest, under normal circumstances, at least 80% of its net assets (plus any borrowings for investment purposes), directly or indirectly in private credit obligations and related instruments of U.S. issuers. The Fund defines “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. Derivative instruments will be counted towards the Fund’s 80% policy to the extent they have economic characteristics similar to private credit obligations. To the extent we determine to invest indirectly in private credit obligations and related instruments, we may invest through certain synthetic instruments, which we will value at market value or, if no market value is ascertainable, at fair value for the purpose of complying with the above-mentioned policy. We will notify shareholders of the Fund at least 60 days prior to any change to the 80% investment policy described above.

The Adviser expects that the Fund’s portfolio companies will use the Fund’s capital for organic growth, acquisitions, market or product expansions, refinancings, and/or recapitalizations. The Fund may seek to invest in smaller or larger companies if there is an attractive opportunity, especially when there are dislocations in the capital markets, including the high yield and broadly syndicated loan markets. During such dislocations, the Adviser expects to see more deep value investment opportunities offering prospective returns that are disproportionate to the associated risk profile. The Fund will seek to focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with an emphasis on companies with both high-quality sponsors (equity holders), that have demonstrated capabilities in building enterprise value and serve as committed partners and advisers that will actively work with the Adviser and the Fund, and non-sponsor transactions.

The Adviser will seek to pursue investments for the Fund with favorable risk-adjusted returns, including debt investments that offer cash origination fees and lower leverage levels. The Adviser will seek to structure the Fund’s debt investments with strong protections, including default penalties, information rights, and affirmative and negative financial covenants, such as lien protection and restrictions concerning change of control. The Adviser believes these protections, coupled with the other features of the Fund’s investments, will allow the Fund to reduce its risk of capital loss and achieve attractive risk-adjusted returns, although there can be no assurance that the Adviser will always be able to structure the Fund’s investments to minimize risk of loss and achieve risk-adjusted returns. The Fund may make or obtain exposure to “covenant-lite” loans, which generally are loans that do not require a borrower to comply with financial maintenance covenants. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following certain actions of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, because the Fund may have exposure to covenant-lite loans, it may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Investment Process

Deal Origination

The Fund will invest primarily through direct originations of debt in U.S. middle-market companies. The Adviser’s deal-originating efforts are focused on its direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisers, law firms, boutique advisory firms and distressed/specialty lenders. The Investment Team continues to enhance and expand these relationships. The Investment Team will focus on directly originated and highly negotiated transactions with a primary focus on the debt of middle-market companies in the United States. However, to the extent that the Fund invests in foreign companies, the Fund intends to do so in accordance with the limitations under the 1940 Act.

The origination process is designed to thoroughly evaluate potential financings and to identify the most attractive of these opportunities on the basis of risk-adjusted returns. Each investment is analyzed from its initial stages through the Fund’s investment by one of the Co-Chief Investment Officers of the Adviser and a senior investment professional of the Investment Team. If an opportunity fits the Adviser’s criteria for a Fund investment and merits further review and consideration, the investment is presented to the Adviser’s investment committee (the “Investment Committee”). The Investment Committee currently consists of Messrs. Mauer and Shaikh and Andrew Muns, a Director of Investcorp, Zachary Alpern, a Director of Investcorp, Branko Krmpotic, a Managing Director of Investcorp and Timothy Waller, a Director of Investcorp.

This first stage of analysis involves a preliminary, but detailed, description of the potential financing. An investment summary is then generated after preliminary due diligence. The opportunity may be discussed several times by members of the Investment Team. Prior to funding, every initial investment requires approval by a majority of the Investment Committee and such majority must include Messrs. Mauer and Shaikh. Follow-on investment decisions in existing portfolio companies and investment dispositions require approval by a majority of the Investment Committee.

If the Adviser decides to pursue an opportunity, a preliminary term sheet may be produced for the target portfolio company. This term sheet serves as a basis for the discussion and negotiation of the critical terms of the proposed financing. At this stage, the Adviser begins its formal underwriting and investment approval process as described below. After the negotiation of a transaction, the financing is presented to the Investment Committee for approval. Upon approval of a financing transaction, the parties will prepare the relevant loan documentation. An investment is funded only after all due diligence is satisfactorily completed and all material closing conditions have been satisfied. Each of the investments in the Fund’s portfolio is monitored on a regular basis by the senior investment professionals of the Investment Team, who also perform credit updates on each investment quarterly.

Underwriting

Underwriting process and investment approval

The Adviser makes investment decisions only after considering a number of factors regarding the potential investment, including, but not limited to:

•
historical and projected financial performance;
•
company- and industry-specific characteristics, such as strengths, weaknesses, opportunities and threats;
•
composition and experience of the management team;
•
track record and other data regarding the private equity sponsor leading the transaction, if applicable; and
•
This methodology is employed to screen a high volume of potential investment opportunities on a consistent basis.

If an investment is deemed appropriate to pursue, a more detailed and rigorous evaluation is made after considering relevant investment parameters. The following outlines the general parameters and areas of evaluation and due diligence for investment decisions, although not all are necessarily considered or given equal weighting in the evaluation process.

Business model and financial assessment

The Adviser undertakes a review and analysis of the financial and strategic plans for the potential investment. There is significant evaluation of and reliance upon the due diligence performed by the private equity sponsor, if applicable, and third-party experts, including accountants and consultants. Areas of evaluation typically include:

•
historical and projected financial performance;
•
quality of earnings, including source and predictability of cash flows;
•
customer and vendor interviews and assessments;
•
potential exit scenarios, including probability of a liquidity event;
•
internal controls and accounting systems; and
•
assets, liabilities and contingent liabilities.

Industry dynamics

The Adviser evaluates the portfolio company’s industry, and may, if considered appropriate, consult or retain industry experts. The following factors are among those the Adviser typically analyzes:

•
sensitivity to economic cycles;
•
competitive environment, including number of competitors, threat of new entrants or substitutes;
•
fragmentation and relative market share of industry leaders;
•
growth potential; and
•
regulatory and legal environment.

Management assessment

The Adviser makes an in-depth assessment of the management team, including evaluation along several key metrics:

•
background checks;
•
the number of years in their current positions;
•
track record;
•
industry experience;
•
management incentive, including the level of direct investment in the enterprise; and
•
completeness of the management team (positions that need to be filled or added).

Sponsor assessment (if applicable)

Among critical due diligence investigations is the evaluation of a private equity sponsor or specialty lender that has, or is also making, an investment in the portfolio company. A private equity sponsor is typically a controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. In addition, a management team with meaningful equity ownership can serve as a committed partner to the Fund as any private equity sponsor or specialty lender. The Adviser evaluates a private equity sponsor or specialty lender along several key criteria, including:

•
investment track record;
•
industry experience;
•
capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and
•
reference checks.

ESG Assessment

The Adviser may integrate environmental, social and governance (“ESG”) factors into its investment process, including as a part of its due diligence, underwriting and portfolio management process for each of the Fund’s investments. For example, in the investment screening process, all investments are assessed to determine any ESG ‘red flags’ which are then discussed by the Investment Committee. Additionally, all new investment opportunities are evaluated against an ESG-focused review conducted by a third-party ESG solutions provider that provides a benchmark ESG score which considers size, industry and geographic location. However, the Fund will not pursue a specific ESG investment strategy and will not make an investment in a portfolio company solely on the basis of ESG factors. The Adviser also will likely not make investment decisions for the Company solely on the basis of ESG considerations. In evaluating an investment that may have scored less favorably on ESG factors initially, the Adviser will consider other factors in its investment decision. As a result of the Fund’s ESG assessment process, the Fund will not generally invest in companies that are significantly involved in certain industries, product lines or services, including but not limited to, tobacco, controversial weapons, the speculative extraction of oil from tar sands and thermal coal.

Risk Ratings

In addition to various risk management and monitoring tools, the Adviser utilizes an internal investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the Fund’s portfolio. This investment rating system uses a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

Investment Rating 4

Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in workout. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

Investment Rating 5

Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in workout. Investments with a rating of 5 are those for which some loss of return and principal is expected.

If the Adviser determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, the Adviser will increase its monitoring intensity and update the Investment Committee, summarizing current operating results and material impending events and suggesting recommended actions. While the investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that will be performed. The frequency of the Adviser’s monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the reporting requirements in the credit agreement and the type of collateral securing the investment.

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2023			As of June 30, 2022
Investment Rating	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$—	—%	—
2	39,347,258	75.00	22	8,226,703	100.00	4
3	10,908,057	21.00	7	—	—	—
4	2,263,800	4.00	2	—	—	—
5	—	—	—	—	—	—
Total	$52,519,115	100.00%	31	$8,226,703	100.00%	4
(1)
Included in number of investments for rating purposes are delayed draw term loans and commitments that have not been funded as described in Note 6.

Realizations of Portfolio Investments

The Adviser lends to businesses that it believes have the ability to pay off or refinance at or prior to maturity assuming a reasonable margin of safety in the performance of the business. While the Adviser may opportunistically sell assets prior to repayment for purposes of managing portfolio risk, price appreciation or “buy low” and “sell high”, trading is never the investment thesis, and as such, the Adviser’s credit process considers the merits of an investment on a hold-to-maturity basis. The final maturity of a portfolio loan is typically four to six years.

Derivatives

The Fund may utilize hedging techniques such as interest rate swaps to mitigate potential interest rate risk on the Fund’s indebtedness. Such interest rate swaps would principally be used to protect the Fund against higher costs on the Fund’s indebtedness resulting from increases in both short-term and long-term interest rates. The Fund may also seek to use various hedging and other risk management strategies to seek to manage various risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of the Fund’s Portfolio Investments, for example, against possible adverse changes in the market value of securities held in the Fund’s portfolio.

Valuation of Portfolio Investments

The Fund values its investments for which market quotations are not readily available at fair value as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and U.S. generally accepted accounting principles (“GAAP”), and in accordance with the Fund’s valuation methodologies. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

For purposes of Section 2(a)(41) and Rule 2a-5 under the 1940 Act, a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.

Investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value shall be subject to the fair value determination requirements under Rule 2a-5 and subject to the Fund’s valuation procedures. Because a readily available market value for many of the investments in the Fund’s portfolio is often not available, the Fund value many of its Portfolio Investments at fair value as determined in good faith by the Board using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Fund may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Fund’s investments than on the fair values of the Fund’s investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where the Fund believes that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid ask spread.

With respect to investments for which market quotations are not readily available, the Board will undertake a multi-step valuation process each quarter, as described below:

•
the Fund’s quarterly valuation process begins with each investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;
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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Fund may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the portfolio company’s performance against the Fund’s expectations, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

When valuing all of its investments, the Fund strives to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Fund. Unobservable inputs are inputs that reflect the Fund’s assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

The Fund’s investments are categorized based on the types of inputs used in their valuation. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows:

•
Level I Investments valued using unadjusted quoted prices in active markets for identical assets;
•
Level II Investments valued using other unadjusted observable market inputs, e.g., quoted prices in markets that are not active or quotes for comparable instruments; and
•
Level III Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

Determination of fair value involves subjective judgments. Accordingly, the notes to the financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Term

Following the end of the Investment Period, the Fund intends to begin an orderly liquidation of the Fund’s remaining assets with an intent to distribute the net proceeds therefrom to its shareholders and thereafter dissolve the Fund prior to the eleven-year anniversary of the Initial Closing.

Investor Optionality; Potential Spin-Off

If our Board determines that it is in our best interests to extend the life of the Fund beyond the term described above, then we will offer our shareholders the option to either: (i) remain with the Fund, which would continue to operate as described herein, including to begin an orderly liquidation of its remaining assets with an intent to distribute the net proceeds therefrom to its shareholders and thereafter dissolve prior to the eleven-year anniversary of the Initial Closing, or (ii) exchange their shares for interests of a newly formed entity (the “Spin-Off Fund”) which will, among other things, have a new or extended investment period and/or term.

In order to effectuate this option, we expect that we would need to, among other things, transfer to the Spin-Off Fund, in exchange for interests of the Spin-Off Fund, a pro rata portion of the Fund’s assets and liabilities attributable to the shareholders that have elected to invest in the Spin-Off Fund.

We may exclude any investor from exchanging their shares for interests in a newly formed entity, if in our reasonable discretion, there is a substantial likelihood that such investor’s exchange of shares at such time would cause such investor, the Fund, the Spin-Off Fund, the Adviser, any other investor or a portfolio company to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject, (ii) be deemed to hold “plan assets” for purposes of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or Section 4975 of the Code or (iii) engage in a non-exempt prohibited transaction under ERISA or Section 4975 of the Code or a non-exempt violation of any laws similar to the prohibited transaction provisions of ERISA or Section 4975 of the Code.

Because the Adviser would be managing each of the Fund and the Spin-Off Fund and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC with respect to various aspects relating to this option. All costs associated with seeking to obtain exemptive and/or no-action relief from the SEC and others matters associated the spin-off will be borne by the Spin-Off Fund and, as a result, indirectly by the shareholders electing to go into the Spin-Off Fund. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will not be able to offer this option to our shareholders.

Competition

The Adviser anticipates that the Fund’s primary competitors in providing financing to middle-market companies will include public and private funds, other BDCs, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds and hedge funds. Many of the Fund’s competitors will be substantially larger and have considerably greater financial, technical and marketing resources than the Fund. For example, the Adviser believes some competitors may have access to funding sources that are not available to the Fund. In addition, some of the Fund’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments than the Adviser.

Market Opportunity

We believe that the current investment environment presents a compelling case for investing in secured debt (including unitranche debt and standalone second and first lien loans) and unsecured debt (including mezzanine/structured equity) of middle-market companies. The following factors represent the key drivers of our focus on this attractive market segment:

Reduced Availability of Capital for Middle-Market Companies. We believe there are fewer providers of financing and less capital available for middle-market companies compared to prior to the economic downturn. We believe that, as a result of that downturn:

•
many financing providers have chosen to focus on large, liquid corporate loans and syndicated capital markets transactions rather than lending to middle-market;
•
regulatory changes have caused decreased capacity to hold non-investment grade leveraged loans, causing banks to curtail lending to middle-market companies;
•
hedge funds and collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced availability of funding for new investments; and consolidation of regional banks into money center banks has reduced their focus on middle-market lending.

As a result, we believe that less competition facilitates higher quality deal flow and allows for greater selectivity throughout the investment process.

Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $853.8 billion of uncalled capital as of December 31, 2022. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for the Fund.

Attractive Deal Pricing and Structures. We believe that, in general, middle-market debt investments are priced more attractively to lenders than larger, more liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. Middle-market transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders.

Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the Investment Team’s experience, lending to private U.S. middle-market companies is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies. Lending to smaller capitalization companies requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and may require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community.

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths will allow us to provide positive returns for our investors:

Large and Experienced Team with Substantial Resources. The Adviser, including its Investment Team, is led by Messrs. Mauer and Shaikh, who each have over 30 years of experience investing in providing corporate finance services to, and restructuring and consulting with, middle-market companies. The members of the Investment Team, which include Messrs. Mauer and Shaikh and eight additional investment professionals, have over 100 combined years of experience structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage, contribute to the strength of our business, and enhance the quantity and quality of investment opportunities available to the Fund.

Capitalize on the Investment Team’s Extensive Relationships with Middle-Market Companies, Private Equity Sponsors (and non-sponsor transactions) and Intermediaries. The members of the Investment Team have extensive networks for sourcing investment opportunities through corporate relationships and relationships with private equity firms, investment banks, restructuring advisers, law firms, boutique advisory firms and distressed/specialty lenders. We believe that the strength of these relationships, in conjunction with the Investment Team’s ability to structure financing solutions for companies that incorporate credit protections at attractive returns, provide us with a competitive advantage in identifying investment opportunities for us in our target market.

Disciplined Underwriting Policies and Rigorous Portfolio Management. The Adviser has an established credit analysis and investment process to analyze investment opportunities thoroughly. This process includes structuring loans with appropriate covenants and pricing loans based on its knowledge of the middle-market and its rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Shaikh, as the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. Every initial investment by the Fund requires approval by a majority of the Investment Committee and such majority must include Messrs. Mauer and Shaikh. Follow-on investment decisions in existing portfolio companies and any investment dispositions require approval by a majority of the Investment Committee. Under the supervision of Messrs. Mauer and Shaikh, the Investment Team’s senior investment professionals monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe that the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

Ability to Structure Investments Creatively. Our Investment Team has the expertise and ability to structure investments across all levels of a company’s capital structure. These individuals have extensive experience in cash flow, asset-based lending, workout situations and investing in distressed debt, which should enable the Fund to take advantage of attractive investments in recently restructured companies. We believe that current market conditions allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms, such as commitment fees, original issue discounts (“OID”), which may arise if the Company receives warrants in connection with the origination of a loan or possibly in other circumstances, early redemption premiums, payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and certain forms of equity securities.

Investment Criteria

The Investment Team typically uses the following investment criteria and guidelines to evaluate prospective direct origination opportunities or portfolio companies in which the Fund may invest. However, not all of these criteria and guidelines are used or met in connection with each of our investments.

Established Companies with a History of Positive Operating Cash Flow. We seek to invest in established companies with sound historical financial performance. The Adviser typically focuses on companies with a history of profitability on an operating cash flow basis. We do not intend to invest in start-up companies or companies with speculative business plans.

Defensible and Sustainable Business. We seek companies with proven products and/or services that provide a competitive advantage versus their competitors or new entrants. The Adviser places an emphasis on the strength and profitability of historical operations and the generation of free cash flow to reinvest in the business or to utilize for debt service. The Adviser also focuses on the relative strength of the valuation and liquidity of collateral used to provide security for our investments, when applicable.

Seasoned Management Team with Meaningful Equity Ownership. The Adviser generally requires that our portfolio companies have a seasoned management team, with strong corporate governance. The Adviser also seeks to invest in companies with management teams that have meaningful equity ownership. The Adviser believes that companies that have proper incentives in place, including having significant equity interests, motivate management teams to enhance enterprise value, which is in accordance with our interests.

Significant Invested Capital. The Adviser seeks investments in portfolio companies where it believes that the aggregate enterprise value significantly exceeds aggregate indebtedness, after consideration of our investment. The Adviser believes that the existence of significant underlying equity value (i.e., the amount by which the aggregate enterprise value exceeds the aggregate indebtedness) provides important support to our debt investments.

Investment Partnerships. We seek to invest where private equity sponsors have demonstrated capabilities in building enterprise value. In addition, we seek to partner with specialty lenders and other financial institutions. The Adviser believes that private equity sponsors and specialty lenders can serve as committed partners and advisers that will actively work with the Adviser, the company and its management team to meet company goals and create value.

Ability to Exert Meaningful Influence. We target investment opportunities in which we will be a significant investor in the tranche and in which we can add value through active participation in the direction of the company, sometimes through advisory positions.

Exit Strategy. We generally seek to invest in companies that the Adviser believes will provide us with the ability to exit our investments. We typically expect to exit our investments through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties, or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan, which would result in a partial exit of our investment prior to the maturity of the loan.

Target Investments

The following describes the types of loans we generally make:

Standalone First Lien Loans. Standalone first lien loans are loans that are typically senior on a lien basis to other liabilities in the issuer’s capital structure and have the benefit of a security interest on the assets of the portfolio company. Standalone first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Unitranche Loans. Unitranche loans are loans structured as first lien loans with certain characteristics of mezzanine loan risk in one security. Unitranche loans typically provide for moderate loan amortization in the initial years of the loan with the majority of the principal repayment deferred until loan maturity. Unitranche loans usually provide us with greater control over a portfolio company’s capital structure, as they provide a one-stop financing solution and limit “frictional costs” (e.g., negotiations with, and concessions to, other lien holders) in the event of a workout process. Consistent with the Fund’s focus on capital preservation, unitranche loans typically have less volatile returns than standalone second lien or mezzanine loans.

Standalone Second Lien Loans. Standalone second lien loans are loans that are typically senior on a lien basis to other liabilities in the issuer’s capital structure and have the benefit of a security interest over the assets of the borrower, although ranking junior to first lien loans. Standalone second lien loans can incur greater “frictional costs” (e.g., increased professional costs relating to resolving conflicts among the lenders) in the event of a workout and, partly because of this possible impact on recovery rates, we expect to demand a significantly higher risk premium, on behalf of the Fund, in the form of higher spreads, call protection and/or warrants for extending standalone second lien loans, compared to first lien loans of similar credit quality.

Mezzanine Loans/Structured Equity. Mezzanine loans are subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors of the issuer. As with standalone second lien loans, we expect to demand, on behalf of the Fund, a significantly higher risk premium in the form of higher spreads, call protection and/or equity warrants for mezzanine loans, given the potential for lower recovery rates for such securities due in part to the greater “frictional costs” (e.g., increased professional costs relating to resolving conflicts among the lenders) in a protracted workout. We take mezzanine type risk in the form of “structured equity” investments. In cases where portfolio companies may be constrained in their ability to raise additional capital in the form of debt, we may have the opportunity to structure preferred equity or other equity-like instruments. These equity instruments typically have redemption rights and will either be convertible into common equity at the Fund’s option, or will have detachable warrants compensating the Fund for the additional risk inherent in such investments. In most cases, these equity instruments will have debt-like characteristics, which provide more downside protection than a typical equity instrument.

Equity Components. In connection with some of the Fund’s debt investments, we will also invest in preferred or common stock or receive nominally priced warrants or options to buy an equity interest in the portfolio company. As a result, as a portfolio company appreciates in value, the Fund may achieve additional investment returns from this equity interest. The Adviser may structure such equity investments and warrants to include provisions protecting the Fund’s rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, the Fund may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. The Fund expects that any equity components of the Fund’s investments will make up less than 1% of the Fund’s total assets (measured at the time of investment).

Leverage

The Fund expects to borrow money for, or “leverage,” its Portfolio Investments, on a recourse or non-recourse basis, for the purpose of making Portfolio Investments or follow-on investments and paying its expenses.

On September 9, 2022, the Fund, through Investcorp SPV LLC, its wholly-owned subsidiary, entered into the 1.5 year, $25 million Capital One Revolving Financing Agreement with Capital One, which is secured by collateral consisting primarily of loans in its investment portfolio. On September 29, 2022, the Fund amended the Capital One Revolving Financing Agreement to reduce the size of the Capital One Revolving Financing Agreement to $22.5 million. On June 14, 2023, the Fund amended the Capital One Revolving Financing Agreement to increase the size of the Capital One Revolving Financing from $22.5 million to $40.0 million and extend the maturity date to June 14, 2028 (the “Maturity Date”). The Capital One Revolving Financing Agreement features a one-year reinvestment period and a six-month amortization period. Effective June 14, 2023 borrowings under the Capital One Revolving Financing Agreement generally bear interest at a rate per annum equal to SOFR plus 3.25%, so long as no event of default has occurred (as defined in the Capital One Revolving Financing Agreement). The default interest rate will be equal to the interest rate then in effect plus 2.00%.

The Fund is subject to borrowing restrictions such that, with certain limited exceptions, its asset coverage, as defined in the 1940 Act, will be required to equal at least 150% after each borrowing. In addition, the Fund’s borrowings shall not exceed 60% of the Fund’s net asset value, as measured immediately after any such borrowings.

Summary of Risk Factors

An investment in the Fund’s shares involves a high degree of risk and may be considered speculative. The risk factors described below are a summary of the principal risk factors associated with an investment in the shares. These are not the only risks the Fund faces. You should carefully consider these risk factors, together with the risk factors set forth in “Risk Factors” of this Annual Report on Form 10-K and other reports and documents we file with the SEC.

Risks Relating to Our Business and Structure

•
We have a limited operating history as a BDC.
•
Our success will depend on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.
•
We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•
Our financial condition and results of operations will depend on our ability to effectively manage and deploy capital.
•
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
•
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Risks Relating to the Adviser or Its Affiliates

•
Our incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.
•
The Adviser’s liability is limited under the Investment Advisory Agreement and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
•
We may compete for capital and investment opportunities with other entities managed by the Adviser or its affiliates, subjecting the Adviser to certain conflicts of interests.

Risks Relating to our Investments

•
The interest rates of any of our term loans to our portfolio companies might be subject to change based on recent regulatory changes.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
•
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
•
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Risks Relating to an Investment in Our Shares

•
An investment in our shares will have limited liquidity.
•
There is a risk that you may not receive distributions or that our distributions may not grow over time or a portion of your distributions may be a return of capital.

Risks Related to U.S. Federal Income Tax

•
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

Risks Relating to the Current Environment

•
Global economic, regulatory and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

Staffing

The Fund does not have any direct employees, and the Fund’s day-to-day investment operations are managed by the Adviser. The Fund has a Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer. To the extent necessary, the Board may hire additional personnel in the future. The Fund’s officers are all employees of the Adviser and the cost of Rocco DelGuercio, as Chief Financial Officer and Chief Compliance Officer, and his staff, is paid by the Adviser.

Management Agreements

The Adviser serves as the Fund’s investment adviser and is registered as an investment adviser under the Advisers Act.

Investment Advisory Agreement

We entered into an Investment Advisory Agreement with the Adviser pursuant to which the Adviser manages our day-to-day operations and provides us with investment advisory services.

Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•
determining the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio and the manner of implementing such changes;
•
identifying, evaluating and negotiating the structure of the investments the Fund makes;
•
executing, closing, servicing and monitoring the investments the Fund makes;
•
determining the securities and other assets that the Fund will purchase, retain or sell;
•
performing due diligence on prospective portfolio companies; and
•
providing the Fund with such other investment advisory, research and related services as the Fund may, from time to time, reasonably require for the investment of its funds.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Fund are not impaired.

Compensation of the Adviser

The Fund pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”).

MANAGEMENT FEE

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.75% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Fund’s net assets at the end of the two most recently completed calendar quarters. For the Fund’s first calendar quarter, the Management Fee is calculated based on the weighted average of the Fund’s net assets as of such quarter-end. The Management Fee is payable quarterly in arrears.

INCENTIVE FEE

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The first part of the Incentive Fee is based on the Fund’s income (the “Income Incentive Fee”) and the second part is based on its capital gains (the “Capital Gains Incentive Fee”), each as described below.

The Fund pays the Adviser an Income Incentive Fee each quarter equal to 12.50% of the amount by which Pre-Incentive Fee Net Investment Income (as defined below) for the quarter exceeds a hurdle rate of 1.5% (which is 6.0% annualized) of the Fund’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision.

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

“Pre-Incentive Fee Net Investment Income” means dividends (including reinvested dividends), interest and fee income accrued by the Fund during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the administration agreement (the “Administration Agreement”) between the Fund and the Adviser in its capacity as administrator (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID), debt instruments with PIK interest and zero coupon securities), accrued income that the Fund may not have received in cash. The Adviser is not obligated to reimburse the Fund for any amount of such incentive fee if the Fund incurs losses or does not receive deferred income which was previously accrued. See “Item 1A. Risk Factors – Risks Relating to Our Investments – We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income” and “—PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of incentive fees payable by us to the Adviser.”

The second component of the Incentive Fee, the Capital Gains Incentive Fee, will be determined and payable annually in arrears at the end of each calendar year or, in the event of the termination of the Investment Advisory Agreement, the date on which such event occurs. At the end of each calendar year (or termination of the Investment Advisory Agreement), the Fund will pay the Adviser a Capital Gains Incentive Fee equal to (A) 12.50% of the difference, if positive, of the sum of the Fund’s aggregate realized capital gains, if any, computed net of the Fund’s aggregate realized capital losses, if any, and the Fund’s aggregate unrealized capital depreciation, in each case from the Initial Closing Date.

Administration Agreement

The Administrator provides all administrative services necessary for the Fund to operate pursuant to the Administration Agreement. The Administration Agreement provides that the Administrator will furnish the Fund with office facilities and equipment and will provide the Fund with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, our required administrative services, which will include being responsible for the financial and other records that the Fund is required to maintain and preparing reports to shareholders and reports and other materials filed with the SEC. In addition, the Administrator will assist the Fund in determining and publishing its net asset value, oversee the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports and other materials to shareholders, and generally oversee the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others. In full consideration of the provision of the services of the Administrator, the Fund shall reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. To the extent that the Administrator outsources any of its functions under the Administration Agreement, the Fund will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator. While there is no limit on the total amount of expenses the Fund may be required to reimburse to the Administrator under the Administration Agreement, the Administrator will only charge the Fund for the actual expenses it incurs on the Fund’s behalf, or the Fund’s allocable portion thereof, without any profit to the Administrator.

Under the Administration Agreement, the Administrator will provide managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. If requested to provide significant managerial assistance to the Fund’s portfolio companies, the Administrator will be paid an additional amount based on the services provided, which will not exceed the amount the Fund receives from such portfolio companies for providing this assistance.

The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Payment of the Fund’s Expenses

The Fund’s primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, the Fund’s allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. The Fund bears all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•
organizational and offering expenses;
•
expenses incurred in valuing the Fund’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);
•
expenses incurred by the Adviser or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Fund and in monitoring the Fund’s investments and performing due diligence on the Fund’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
•
interest payable on debt, if any, incurred to finance the Fund’s investments and expenses related to unsuccessful portfolio acquisition efforts;
•
offerings of the Fund’s shares and other securities;
•
investment advisory and management fees payable under the Investment Advisory Agreement;
•
administration fees payable to the Administrator;
•
transfer agent and custody fees and expenses;
•
federal and state registration fees;
•
all costs of registration and listing the Fund’s shares on any securities exchange;
•
federal, state and local taxes;
•
independent trustees’ fees and expenses;
•
costs of preparing and filing reports or other documents required by the SEC or other regulators;
•
costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•
the costs associated with individual or group shareholders;
•
the Fund’s allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•
direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•
all other non-investment advisory expenses incurred by the Fund or the Adviser in connection with the administering the Fund’s business.

Investments in and Advice Regarding Different Parts of an Issuer’s Capital Structure

In some cases, another investment account or vehicle managed or controlled by the Adviser or its affiliates (“Other Accounts”), on the one hand, and the Company, on the other hand, invest in or extend credit to different parts of the capital structure of a single issuer. As a result, such Other Accounts may take actions that adversely affect the Company. In addition, in some cases, the Adviser advises such Other Accounts with respect to different parts of the capital structure of the same issuer, or classes of securities that are subordinate or senior to securities, in which the Company invest. The Adviser is able to pursue rights, provide advice or engage in other activities, or refrain from pursuing rights, providing advice or engaging in other activities, on behalf of such Other Accounts with respect to an issuer in which the Company has invested, and such actions (or inaction) may have a material adverse effect on the Company.

For example, in the event that the Other Account holds loans, securities or other positions in the capital structure of an issuer that ranks senior in preference to the holdings of the Company in the same issuer, and the issuer experiences financial or operational challenges, the Adviser, acting on behalf of the Other Account, may seek a liquidation, reorganization or restructuring of the issuer that has, or terms in connection with the foregoing that have, an adverse effect on or otherwise conflict with the interests of the Company’s holdings in the issuer. In connection with any such liquidation, reorganization or restructuring, the Company’s holdings in the issuer may be extinguished or substantially diluted, while the Other Accounts recover some or all of the amounts due to them. In addition, in connection with any lending arrangements involving the issuer in which such Other Accounts participate, the Other Accounts may seek to exercise rights under the applicable loan agreement or other document, in a manner detrimental to the Company. In situations in which the Adviser advises clients (including the Company) with positions in multiple parts of the capital structure of an issuer, the Adviser may not pursue actions or remedies available to the Company, as a result of legal and regulatory requirements or otherwise. These potential issues are examples of conflicts that the Adviser will face in situations in which the Company and Other Accounts, invest in or extend credit to different parts of the capital structure of a single issuer.

The Adviser addresses these issues based on the circumstances of particular situations. For example, the Adviser may rely on information barriers between different Investcorp business units or portfolio management teams. The Adviser in some circumstances relies on the actions of similarly situated holders of loans or securities rather than, or in connection with, taking such actions itself on behalf of the Company. As a result of the various conflicts and related issues described above and the fact that conflicts will not necessarily be resolved in favor of the interests of the Company, the Company could sustain losses during periods in which Other Accounts achieve profits generally or with respect to particular holdings in the same issuer, or could achieve lower profits or higher losses than would have been the case had the conflicts described above not existed. It should be expected that the negative effects described above will be more pronounced in connection with transactions in, or the Company’s use of, small capitalization, emerging market, distressed or less liquid strategies.

Certain Legal Considerations

General

The Fund has elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to make long-term, private investments in businesses.

The Fund may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. The Fund does not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Fund’s trustees must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Fund is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Fund is prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Generally, the Fund will comply with the asset coverage ratio set forth in the 1940 Act and applicable to BDCs. Legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The Fund may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our trustees who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund, the Adviser or respective affiliates and, in some cases, prior approval by the SEC.

The Fund does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Fund generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our shareholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intent to elect to be treated as a RIC for U.S. federal income tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs.

The Fund is generally not able to issue and sell our shares at a price below net asset value per share. The Fund may, however, sell shares, or warrants, options or rights to acquire the shares, at a price below the then-current net asset value of the shares if the Board determines that such sale is in the Fund’s best interest and the best interest of the Fund’s shareholders, and the Fund’s shareholders approve such sale. In addition, the Fund may generally issue new shares of the Fund’s at a price below net asset value in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

As a BDC, the Fund is generally limited in its ability to invest in any portfolio company in which the Adviser or any of its affiliates currently has an investment or to make any co-investments with the Adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On July 20, 2021, the SEC issued an order, granting certain of the Fund’s affiliates exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Fund to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching in respect of the Fund or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objectives and strategies.

The Fund is subject to periodic examination by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets of the type listed in Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the BDC’s gross assets. The principal categories of Qualifying Assets relevant to our business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)
is organized under the laws of, and has its principal place of business in, the U.S.;
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)
satisfies any of the following:
(i)
does not have any class of securities that is traded on a national securities exchange;
(ii)
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director/trustee of the eligible portfolio company; or
(iv)
is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)
Securities of any eligible portfolio company which the Fund controls.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of the Fund’s gross assets are comprised of Qualifying Assets, including as a result of an increase in the value of any non-Qualifying Assets or decrease in the value of any Qualifying Assets, the Fund would generally not be permitted to acquire any additional non-Qualifying Assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of our then current gross assets were comprised of Qualifying Assets. The Fund would not be required, however, to dispose of any non-Qualifying Assets in such circumstances.

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories (1), (2) or (3). However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in Qualifying Assets category (1)(c)(iv)) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of Qualifying Assets, as described above, the Fund’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which the Fund refers to, collectively, as temporary investments, so that 70% of our assets are Qualifying Assets. Typically, the Fund will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Fund, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price, which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Fund’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Fund’s gross assets constitute repurchase agreements from a single counterparty, the Fund would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, the Fund does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

The Fund is generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its shares if its asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On August 31, 2022, the sole shareholder of the Fund approved a resolution to adopt the reduced minimum asset coverage ratio of 150%. In addition, while any senior securities remain outstanding, the Fund must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless the Fund meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Fund may also borrow amounts up to 5% of the value of our gross assets for temporary purposes without regard to asset coverage. In addition, the Fund’s borrowings shall not exceed 60% of the Fund’s net asset value, as measured immediately after any such borrowings.

Code of Ethics

The Fund and the Adviser have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by the Fund’s and the Adviser’s personnel. The code of ethics generally does not permit investments by the Fund’s and the Adviser’s employees in securities that may be purchased or held by the Fund.

Compliance Policies and Procedures

The Fund and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2023, and, starting from the date on which we cease to be an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

The Fund has delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and the Fund’s Independent Trustees, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interest of its clients. As part of this duty, the Fund recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interest of the Fund’s clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

The Adviser will vote proxies relating to the Fund’s portfolio securities in what the Adviser perceives to be the best interest of the Adviser’s clients’. The Adviser will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Adviser’s clients. Although the Adviser will generally vote against proposals that may have a negative impact on the Fund’s portfolio securities, the Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

The Adviser’s proxy-voting decisions will be made by the senior officers who are responsible for monitoring each of the Fund’s investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser will require that: (1) anyone involved in the decision-making process disclose to the Adviser’s management any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Investcorp US Institutional Private Credit Fund, 280 Park Avenue, 39th Floor, New York, New York 10017.

Privacy Principles

We are committed to maintaining the privacy of our shareholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Pursuant to our privacy policy, we do not disclose any non-public personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent or third-party administrator).

We may collect non-public information about investors from subscription agreements entered into by such investors (“Subscription Agreements”) or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our shareholders or former shareholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information uses it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we restrict access to non-public personal information about our shareholders to employees of the Adviser and its affiliates with a legitimate business need for the information. In order to guard our shareholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our shareholders is generally stored on secured servers located in the United States. An individual shareholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Reporting Obligations

We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding trustees, officers or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act, will be made available to investors.

The SEC also maintains a website that contains annual reports, quarterly reports, current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.

JOBS Act

We will be, and expect to remain, an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•
the last day of our fiscal year in which the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement;
•
the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;
•
the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common shares held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period.

Certain Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our Shares. This discussion is based on the provisions of the Code and U.S. Department of Treasury (“Treasury”) regulations, each as in effect as of the date of this Annual Report on Form 10.

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our shareholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular shareholders in light of their individual investment circumstances or to some types of shareholders subject to special tax rules, such as financial institutions, broker-dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our shares in connection with a hedging, straddle, conversion or other integrated transaction, Non-U.S. shareholders (as defined below) engaged in a trade or business in the U.S., persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual Non-U.S. shareholders present in the U.S. for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our shareholders hold their shares of our shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service (“IRS”) regarding any matter discussed herein.

A “U.S. shareholder” is a beneficial owner of our shares that is for U.S. federal income tax purposes:

•
an individual who is a citizen or resident of the U.S.;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the U.S., any state therein or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust, if a court within the U.S. is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “Non-U.S. shareholder” means a beneficial owner of our shares that is for U.S. federal income tax purposes:

•
a nonresident alien individual;
•
a foreign corporation; or
•
a foreign estate or trust.

If a partnership or other entity classified as a partnership, for U.S. federal income tax purposes, holds our Shares, the U.S. tax treatment of the partnership and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partnership considering an investment in our shares should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of shares by the partnership.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

Taxation of the Fund

We have elected to be treated as a RIC under Subchapter M of the Code of the fiscal year ended June 30, 2023 (or as soon thereafter as is reasonably practicable) and intend to qualify for treatment as a RIC annually thereafter. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

To qualify as a RIC, we must, among other things:

•
qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (“QPTP”) (the “90% Gross Income Test”); and
•
diversify our holdings so that, at the end of each quarter of each taxable year:
•
at least 50% of the value of our total assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and
•
not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. government securities and the securities of other RICs), the securities of any two or more issuers that we control, as determined under applicable Code rules, and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs (the “Diversification Tests”).

As a RIC, we (but not our shareholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we timely distribute to our shareholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income, other than any net capital gain, reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”). We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will not be eligible for RIC tax treatment for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.

We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) each calendar year an amount equal to the sum of:

•
at least 98% of our ordinary net income (not taking into account any capital gains or losses, but taking into account certain deferrals and elections) for the calendar year;
•
at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and
•
100% of any net ordinary income and net capital gains that we recognized in previous years but were not distributed during such years and on which we paid no corporate-level U.S. federal income tax.

While we intend to timely distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and any other senior securities are outstanding unless we meet the applicable asset coverage ratios. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its shareholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

While we have elected, and expect to qualify, to be treated as a RIC for the fiscal year ending June 30, 2023 and intend to qualify to be treated as a RIC annually thereafter, no assurance can be provided that we will qualify as a RIC for any taxable year. For example, we anticipate that we may have difficulty satisfying the Diversification Tests as we deploy initial capital and build our portfolio. Provided that we satisfy the Diversification Tests for at least one quarter, we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, however, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would distributions to shareholders be required to be made for U.S. federal income tax purposes. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate U.S. shareholders would be eligible to claim a dividends received deduction with respect to such dividends; non-corporate U.S. shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that we qualify as a RIC for each taxable year.

Fund Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not be qualifying income for purposes of the 90% Gross Income Test. We monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of us as a RIC but there can be no assurance that we will be successful in this regard.

Debt instruments.

In certain circumstances, we may be required to recognize taxable income prior to the time at which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

Warrants.

Gain or loss realized by us from the sale or exchange of warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.

Foreign investments.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our shareholders their share of the foreign taxes paid by us.

Passive Foreign Investment Companies.

We may invest in the stock of a foreign corporation, which is classified as a “passive foreign investment company” within the meaning of Section 1297 of the Code (“PFIC”). In general, unless a special tax election has been made, we are required to pay U.S. federal income tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. No assurances can be given that any such election will be available or that, if available, we will make such an election. Income inclusions from a PFIC investment for which we have made such an election will be qualifying income for purposes of the 90% Gross Income Test provided that they are derived in connection with our business of investing in stocks and securities or the PFIC for which we have made such an election distributes such income to us in the same taxable year in which the income is included in our income.

Foreign currency transactions.

Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations in the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations-related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our shareholders as ordinary income.

Section 163(j) Interest Dividends

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Code Section 163(j). Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

Taxation of U.S. Shareholders

Distributions by us (other than return of capital distributions) generally are taxable to U.S. shareholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our Shares. To the extent such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a reduced maximum U.S. federal income tax rate of 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not qualify for the 15% or 20% maximum rate applicable to Qualifying Dividends.

Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains, which are currently taxable at a maximum rate of 20% in the case of individuals or estates, regardless of the U.S. shareholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such U.S. shareholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. shareholder.

Although we currently intend to distribute any net long-term capital gains at least annually, we may, in the future, decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay U.S. federal income tax on the retained amount, each U.S. shareholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit equal to their allocable share of the U.S. federal income tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. shareholder’s tax basis for their common stock. If the amount that a shareholder is treated as having paid and for which it receives a credit exceeds the U.S. federal income tax such shareholder owes on the retained net capital gain, such excess generally may be claimed as a credit against the U.S. shareholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds the shareholder’s liability for U.S. federal income tax. A shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

We or the applicable withholding agent will provide you with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as qualified dividend income) and capital gain dividends by January 31. For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if we pay you a dividend in January which was declared in the previous October, November or December to shareholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by us and received by you on December 31 of the year in which the dividend was declared. If a U.S. shareholder purchases our shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the shareholder will be subject to U.S. federal income tax on the distribution even though it represents a return of the shareholder’s investment.

Dispositions.

A U.S. shareholder generally will recognize gain or loss on the sale, exchange or other taxable disposition of shares of our shares in an amount equal to the difference between the U.S. shareholder’s adjusted basis in the shares disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. shareholder on the disposition of shares of our shares will result in capital gain or loss to a U.S. shareholder, and will be a long-term capital gain or loss if the shares have been held for more than one year at the time of sale. Any loss recognized by a U.S. shareholder upon the disposition of shares of our shares held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. shareholder. All or a portion of any loss recognized by a U.S. shareholder on a disposition of shares of our shares may be disallowed as a deduction if the U.S. shareholder acquires additional shares of our shares (whether through reinvestment of distributions or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the shares are disposed. In this case, the basis of the shares acquired will be increased to reflect the disallowed loss.

Medicare Tax on Net Investment Income

A U.S. shareholder that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, will generally be subject to a 3.8% Medicare tax on the lesser of (1) the U.S. shareholder’s “net investment income” (or “undistributed net investment income” for an estate or trust) for a taxable year and (2) the excess of the U.S. shareholder’s modified adjusted gross income for such taxable year a certain threshold, which for individuals is over $200,000 in the case of single filers ($250,000 in the case of joint filers). For these purposes, “net investment income” will generally include taxable distributions and deemed distributions paid with respect to shares and net gain attributable to the disposition of shares (in each case, unless such shares are held in connection with certain trades or businesses) but will be reduced by any deductions properly allocable to such distributions or net gain.

Tax shelter reporting regulations.

Under applicable Treasury regulations, if a U.S. shareholder recognizes a loss with respect to shares of $2 million or more for a non-corporate U.S. shareholder or $10 million or more for a corporate U.S. shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. shareholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. shareholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.

Backup withholding.

We are required, in certain circumstances, to backup withhold, at a current rate of 24%, on taxable dividends or distributions paid to non-corporate U.S. shareholders who do not furnish us or the dividend-paying agent with their correct taxpayer identification number (in the case of individuals, their social security number) and certain certifications, or who are otherwise subject to backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Limitation on deduction for certain expenses.

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after this offering; we may qualify as a publicly offered RIC for future taxable years, but certainty cannot be provided. If we are not a publicly offered RIC for any period, a non-corporate U.S. shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. The ability of non-corporate taxpayers to deduct such expenses, referred to as miscellaneous itemized deductions, will be subject to significant limitations. In particular, for taxable years beginning before January 1, 2026, non-corporate shareholders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a shareholder’s adjusted gross income.

U.S. Taxation of tax-exempt U.S. shareholders.

A U.S. shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. shareholder of the activities we propose to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. shareholder generally should not be subject to U.S. federal income taxation solely as a result of the shareholder’s direct or indirect ownership of shares and receipt of distributions with respect to such shares (regardless of whether we incur indebtedness), assuming such shareholder does not debt finance its purchase of the Shares. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. shareholder. Therefore, a tax-exempt U.S. shareholder should not be treated as earning income from “debt-financed property” and distributions we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate investment trusts or other taxable mortgage pools, which we do not currently plan to do, that could result in a tax-exempt U.S. shareholder recognizing income that would be treated as UBTI.

Taxation of Non-U.S. Shareholders

The following discussion only applies to certain Non-U.S. shareholders. Whether an investment in shares of our shares is appropriate for a Non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in shares of our shares by a Non-U.S. shareholder may have adverse tax consequences. Non-U.S. shareholders should consult their own tax advisers before investing in shares of our Shares.

In general, Non-U.S. shareholders that are not otherwise engaged in a U.S. trade or business will not be subject to U.S. federal income tax on distributions paid by us. However, distributions of our “investment company taxable income” generally are subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty, assuming the Non-U.S. shareholder provides the required documentation evidencing its eligibility for such lower rate) to the extent of our current or accumulated earnings and profits unless an applicable exception applies. No withholding is required with respect to such distributions if (i) the distributions are properly reported to our shareholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. We anticipate that distributions of some or all of investment company taxable income will be reported as interest-related dividends or short-term capital gain dividends that are exempt from withholding, but no assurance can be provided that any of our distributions will qualify for this exemption.

If any distributions of our investment company taxable income are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment of the Non-U.S. shareholder in the U.S.), we will not be required to withhold U.S. federal income tax from such distributions if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.

Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder, properly reported by us as capital gain dividends and gains realized by a Non-U.S. shareholder upon the sale or redemption of our shares generally will not be subject to U.S. federal or withholding income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the U.S.) or, in the case of an individual, the Non-U.S. shareholder was present in the U.S. for 183 days or more during the taxable year and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the corporate-level U.S. federal income tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale or redemption of our Shares, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment of the Non-U.S. shareholder in the U.S.), such amounts will be subject to U.S. federal income tax, on a net income basis, in the same manner, and at the graduated rates applicable to, a U.S. shareholder. For a corporate Non-U.S. shareholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of our shares that are effectively connected to a U.S. trade or business (and, if an income treaty applies, are attributable to a permanent establishment in the U.S.), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty). Accordingly, investment in our share may not be appropriate for certain Non-U.S. shareholders.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our Shares.

If we were unable to qualify for treatment as a RIC, any distributions by us would be treated as dividends to the extent of our current and accumulated earnings and profits. We would not be eligible to report any such dividends as interest-related dividends, short-term capital gain dividends, or capital gain dividends. As a result, any such dividend paid to a Non-U.S. shareholder that is not effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, is attributable to a U.S. permanent establishment maintained by the Non-U.S. shareholder in the U.S.) would be subject to the 30% (or reduced applicable treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Non-U.S. shareholder’s tax basis, and any remaining distributions would be treated as a gain from the sale of the Non-U.S. shareholder’s shares subject to taxation as discussed above. For the consequences to the Fund of failing to qualify as a RIC, see “Failure to Qualify as a RIC” above.

Backup Withholding and Information Reporting

U.S. shareholders.

Information returns are required to be filed with the IRS in connection with dividends on our shares and proceeds received from a sale or other disposition of our shares to a U.S. shareholder unless the U.S. shareholder is an exempt recipient. U.S. shareholders may also be subject to backup withholding on these payments in respect of our shares unless such U.S. shareholder provides its taxpayer identification number and otherwise complies with applicable requirements of the backup withholding rules or provides proof of an applicable exemption.

Non-U.S. shareholders.

Information returns are required to be filed with the IRS in connection with payment of dividends on our shares to Non-U.S. shareholders. Unless a Non-U.S. shareholder complies with certification procedures to establish that it is not a U.S. person, information returns may also be filed with the IRS in connection with the proceeds from a sale or other disposition of the Shares. A Non-U.S. shareholder who is a nonresident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. shareholder provides us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. shareholder or otherwise establishes an exemption from backup withholding.

Amounts withheld under the backup withholding rules are not additional taxes and may be refunded or credited against a U.S. shareholder’s or Non-U.S. shareholder’s U.S. federal income tax liability, if any, provided the required information is timely furnished to the IRS.

FATCA

Legislation commonly referred to as the Foreign Account Tax Compliance Act (“FATCA”) generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While existing Treasury regulations would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the Treasury has indicated in subsequent proposed regulations its intent to eliminate this requirement. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on payments to foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% U.S. owner or provide the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. shareholder and the status of the intermediaries through which they hold their shares, Non-U.S. shareholders could be subject to this 30% withholding tax with respect to distributions on their shares and potentially proceeds from the sale of their shares. Under certain circumstances, a Non-U.S. shareholder might be eligible for refunds or credits of such taxes.

Certain ERISA Considerations

ERISA imposes certain requirements on “employee benefit plans” (as defined in ERISA) that are subject to the fiduciary responsibility provisions of Title I of ERISA, as well as entities whose underlying assets include the assets of such plans (collectively, “ERISA Plans”), and on those persons who are fiduciaries with respect to ERISA Plans. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of an ERISA Plan and of other “plans” that are subject to Section 4975 of the Code, such as individual retirement accounts (together with ERISA Plans, “Plans”), and certain persons (referred to as “parties in interest” under ERISA or “disqualified persons” under the Code) having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. A party in interest or disqualified person who engages in a non-exempt prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA and Section 4975 of the Code. Each purchaser of shares that is or may become a Plan is responsible for determining the extent, if any, to which the purchase and holding of shares will constitute a non-exempt prohibited transaction under ERISA or Section 4975 of the Code, and otherwise for determining compliance with ERISA and Section 4975 of the Code.

The U.S. Department of Labor has promulgated the U.S. Department of Labor regulation Section 2510.3-101 (as modified by Section 3(42) of ERISA, the “Plan Assets Regulation”), which describes when an entity would be deemed to constitute “plan assets” within the meaning of ERISA or Section 4975 of the Code. Under the Plan Assets Regulation, when a Plan acquires an equity interest in an entity that is neither a “publicly-offered security” nor a security issued by an investment company registered under the 1940 Act, the assets of the Plan are deemed to include both such equity interest and also an undivided interest in each of the underlying assets of such entity, unless it is established that: (i) the entity is an “operating company,” including a “venture capital operating company” as defined in the Plan Assets Regulation; or (ii) Benefit Plan Investors (as defined below) in the aggregate hold less than 25% of the total value of each class of equity interest in the entity (the “25% Test”). If the underlying assets of the entity were deemed to constitute “plan assets” subject to ERISA, the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded, and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption or exception applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be Plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers).

For purposes of the Plan Assets Regulation, (i) an “equity interest” includes any interest in an entity other than an instrument that is treated as indebtedness under applicable local law and which has no substantial equity features, and (ii) “Benefit Plan Investor” means (x) any “employee benefit plan” (as defined in Section 3(3) of ERISA) subject to the fiduciary responsibility provisions of Title I of ERISA, (y) any “plan” as defined in and subject to Section 4975 of the Code, or (z) any entity whose underlying assets are deemed for purposes of ERISA or Section 4975 of the Code to include “plan assets” by reason of investment in the entity by other Benefit Plan

Investors or otherwise. For purposes of determining compliance with the 25% Test, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such entity’s assets, or an affiliate of such person (any of the foregoing a “Controlling Person”) is disregarded. An entity in which Benefit Plan Investors exceed the 25% Test is considered for various purposes to hold “plan assets” only to the extent of the percentage of its equity interests that are held by Benefit Plan Investors.

The Plan Assets Regulation defines the term “publicly-offered security” as a security that is “widely-held,” “freely transferrable” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely-held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. A security will not fail to be “widely-held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

In order to attempt to prevent the underlying assets of the Fund from being treated as “plan assets” for purposes of ERISA or Section 4975 of the Code prior to the time at which our shares would be considered a “publicly-offered security” under the Plan Assets Regulation, the Fund will use commercially reasonable efforts to limit investment by Benefit Plan Investors to less than 25% of the value of each class of equity interests in the Fund, based upon assurances received from investors. Prospective investors will be required to represent whether they are, or are not and will not be, a Benefit Plan Investor or Controlling Person. In addition, the Fund reserves the right to exclude one or more Benefit Plan Investors from, or limit or reduce the size of new or existing investments by such investors in, the Fund (including by rejecting subscriptions for shares by, or transfers of shares to, any such investors or by repurchasing shares from such shareholders) if the Adviser determines, in its sole discretion, that any such action is necessary or advisable to prevent the underlying assets of the Fund from being treated as “plan assets.” If shares would qualify as a publicly-offered security, the Fund’s underlying assets would not be considered to be plan assets, as discussed above.

This summary does not include a discussion of any laws that may apply to employee benefit plans that are not subject to ERISA or Section 4975 of the Code. Such plans (and entities in which they invest, as applicable) should consult their own professional advisors about any laws applicable thereto.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a BDC with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

The following is a summary of the principal risks that you should carefully consider before investing in our securities. Further details regarding each risk included in the below summary list can be found further below.

Risks Relating to Our Business and Structure

We have a limited operating history as a BDC.

We commenced operations on May 26, 2022 and have a limited operating history as a BDC. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, the Adviser may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of the members of the Investment Committee in prior investment funds. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our shareholders.

We depend upon our executive officers and the Investment Team and members of the Investment Committee, in particular, Messrs. Mauer and Shaikh, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.

The Adviser has entered into the Staffing Agreement with Investcorp (the “Staffing Agreement”). Pursuant to the Staffing Agreement, Investcorp makes, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. The Staffing Agreement will (i) provide us with access to deal flow generated by Investcorp in the ordinary course of its business; (ii) provide us with access to Investcorp’s investment professionals, including its investment team led by Messrs. Mauer and Shaikh, and Investcorp’s non-investment employees; and (iii) commit the members of Investcorp’s investment committee to serve as members of the Investment Committee. We depend on the diligence, skill and network of business contacts of the Investment Team and our executive officers to achieve our investment objective. We cannot assure you that Investcorp will fulfill its obligations under the Staffing Agreement. Further, the Staffing Agreement may be terminated with 60 days’ prior written notice, and we cannot assure you that the Staffing Agreement will not be terminated by Investcorp or that the Adviser will continue to have access to the professionals of Investcorp or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon our Adviser’s network of relationships. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the Adviser to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or members of the Investment Team fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our success will depend on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.

Our growth will require that the Adviser retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, the continuance of the Staffing Agreement, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which the Adviser will compete for experienced personnel may have greater resources than it will have.

There are significant potential conflicts of interest that could negatively affect our investment returns.

There may be times when the Adviser or the members of the Investment Team have interests that differ from those of our shareholders, giving rise to conflicts of interest. The members of the Investment Committee and the Investment Team serve, or may serve, as officers, trustees, members, or principals of entities that operate in the same or a related line of business as we do or of investment funds, accounts, or investment vehicles managed by the Adviser, Investcorp or their affiliates. Similarly, the Adviser or the members of the Investment Team may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders. In addition, the Adviser and some of its affiliates, including our officers and our interested trustees, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target.

In addition, another investment account or vehicle managed or controlled by the Adviser or its affiliates may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, such other investment account or vehicle or such other client of the Adviser or its affiliates may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us.

The members of the Investment Team may, from time to time, possess material non-public information, limiting our investment discretion.

Members of the Investment Team may serve as trustees or directors of, or in a similar capacity with, portfolio companies in which we invest. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our Shares. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common shareholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our shares or preferred stock.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.

We may default under the Capital One Revolving Financing Agreement or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under the Capital One Revolving Financing Agreement or any future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in the Capital One Revolving Financing Agreement or any future borrowing facility may limit our discretion in operating our business.

The Capital One Revolving Financing Agreement is secured by collateral consisting primarily of loans in our investment portfolio. Any future borrowing facility may also be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any future debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, security interests, as well as negative covenants under the Capital One Revolving Financing Agreement or any future borrowing facility, limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under the Capital One Revolving Financing Agreement or any future borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under such future borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make shareholder distributions.

In addition, under the Capital One Revolving Financing Agreement or any future borrowing facility, we are subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage, which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under any future borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under any future borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

Because we borrow money to make our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. There is no limit on our ability to enter derivative transactions.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Adviser.

Our financial condition and results of operations will depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy capital, which will depend, in turn, on the Adviser’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis will largely be a function of the Adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, the Investment Team will also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

The involvement of our interested trustees in the valuation process may create conflicts of interest.

We expect to make most of our Portfolio Investments in the form of loans and securities that are not publicly traded and for which there are limited or no market based price quotations available. As a result, the Board will determine the fair value of these loans and securities in good faith. In connection with that determination, investment professionals from the Adviser may provide the Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by the Board and not by such third-party valuation firm. In addition, Mr. Mauer is an interested member of the Board. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s incentive fees will be based, in part, on realized gains and losses.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss.

Our distributions to shareholders may be funded, in part, from waivers of investment advisory fees by the Adviser.

To the extent, any distributions by us are funded through waivers of the incentive fee portion of our investment advisory fees such distributions will not be based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees. Any such waivers in no way imply that the Adviser will waive incentive fees in any future period. There can be no assurance that we will achieve the performance necessary or that the Adviser will waive all or any portion of the incentive fee necessary to be able to pay distributions at a specific rate or at all.

Investors may fail to pay their undrawn capital commitment.

If an investor fails to pay any amount of its capital commitment when called, other investors who have an undrawn capital commitment may be required to fund their respective capital commitment sooner and in a greater amount (but not more than their undrawn capital commitment) than they otherwise would have absent such a default.

In addition, if funding of capital commitments by other investors and borrowings by the Company are inadequate to cover defaulted capital commitments, the Company may make fewer investments than if all investors had paid their contributions. Additionally, the Company may be forced to obtain substitute sources of liquidity by selling investments to meet the Company’s funding obligations. Such forced sales of investment assets by the Company may be at disadvantageous prices. In addition, if the Company is not able to obtain substitute sources of liquidity, the Company may default on its funding obligations.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

As a result of the annual distribution requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to issue equity securities up to the one-year anniversary of the Initial Closing, which may lead to shareholder dilution.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We have adopted updated policies and procedures in compliance with Rule 18f-4. We do not expect to enter into derivatives transactions. Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.

If we do not invest a sufficient portion of our assets in Qualifying Assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities, and other high quality debt investments that mature in one year or less.

We believe that most of the investments that we may acquire in the future will constitute Qualifying Assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not Qualifying Assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in Qualifying Assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

We will expend significant financial and other resources to comply with the requirements of being a public entity.

As a public entity, we will be subject to the reporting requirements under the Exchange Act and requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, trustees’ and officers’ liability insurance, director/trustee fees, reporting requirements of the SEC, transfer agent fees, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of any initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) June 30th of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of shares that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and shares.

We have not previously been required to comply with certain requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and we will not be required to comply with all of those requirements until we have been subject to the reporting requirements under the Exchange Act for a specified period of time. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Additionally, we have not begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.

Most of our portfolio investments will be recorded at fair value as determined in good faith by the Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.

Most of our portfolio investments will take the form of loans or securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by the Board, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the Financial Accounting Standards Board Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our Portfolio Investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We adjust quarterly the valuation of our portfolio to reflect the Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective or certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business or operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.

The fiduciary of each prospective investor subject to ERISA, Section 4975 of the Code and similar laws should independently determine that shares in the Fund are an appropriate investment for such investor, taking into account all fiduciary responsibilities under ERISA or similar laws and the facts and circumstances of each such investor. For more information, see “Item 1 – Business – Certain ERISA Considerations.”

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after this offering; we may qualify as a publicly offered RIC for future taxable years, but no certainty can be provided. If we are not a publicly offered RIC for any taxable year, a non-corporate shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. The ability of non-corporate taxpayers to deduct such expenses, referred to as miscellaneous itemized deductions, will be subject to significant limitations. In particular, for taxable years beginning before January 1, 2026, non-corporate shareholders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a shareholder’s adjusted gross income for U.S. federal income tax purposes and not deductible for purposes of the alternative minimum tax.

Shareholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our shares will have to be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly statements the amount of outstanding shares and the amount of the investor’s Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

Failing to register for an exemption under federal and state securities laws.

We intend to engage in an offering without registration under any U.S. federal or state securities laws in reliance on an exemption for “transactions by an issuer not involving any public offering.” We believe reliance on such exemption is justified, there can be no assurance that factors such as the manner in which offers and sales are made, concurrent offerings by other companies, the scope of disclosure provided, failures to make notices, filings or changes in applicable laws, regulations or interpretations will not cause us to fail to qualify for such exemptions under U.S. federal or one or more states’ securities laws. Failure to so qualify could result in the rescission of sales of common stock at prices higher than the current value of our shares, thus resulting in a potentially material and adverse effect on our performance and business. Further, even non-meritorious claims that offers and sales of common stock were not made in compliance with applicable securities laws could materially and adversely affect our ability to conduct our business.

There may be state licensing requirements.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

The Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on the Adviser, and thus, us.

In light of recent scandals involving money managers, a number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including investments by public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for two years after the Adviser or certain of its executives or employees make a contribution to certain elected officials or candidates. If the Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Adviser, and thus, us.

Risks Relating to the Adviser or Its Affiliates

Our incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser will be calculated based on a percentage of our return on invested capital. The incentive fee arrangement may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our shares. In addition, the Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The Board is charged with protecting our interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation. While the Board is not expected to review or approve each investment decision, borrowing or incurrence of leverage, our Independent Trustees will periodically review the Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Independent Trustees will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Adviser may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

We may be obligated to pay the Adviser incentive compensation even if we incur a loss and may pay more than 12.50% of our net capital gains because we cannot recover payments made in previous years.

The Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 12.50% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of incentive fees payable by us to the Adviser.

Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, any receipt of PIK interest will have the effect of increasing our assets under management. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that will be payable to the Adviser.

A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Given the structure of the Investment Advisory Agreement, any general increase in interest rates can be expected to lead to higher interest rates applicable to our debt investments and will likely have the effect of making it easier for the Adviser to meet the hurdle rate for payment of incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of the Adviser. This may occur without a corresponding increase in distributions to our shareholders. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, the Adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in the Adviser’s income incentive fee resulting from such a general increase in interest rates.

Our incentive fee arrangements with the Adviser may vary from those of other investment funds, account or investment vehicles that the Adviser may manage, which may create an incentive for the Adviser to devote time and resources to a higher fee-paying fund.

If the Adviser is paid a higher performance-based fee by any other fund that it manages, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent the Adviser’s incentive compensation is not subject to a hurdle or subject to a lower hurdle with respect to another fund, it may have an incentive to devote time and resources to such other fund. As a result, the investment professionals of the Adviser may devote time and resources to a higher fee-paying fund.

The Adviser’s liability is limited under the Investment Advisory Agreement and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Adviser, its officers, directors, employees, agents and any person controlling or controlled by the Adviser will not be liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting person’s willful misfeasance, bad faith, gross negligence or reckless disregard of the duties that the Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith, gross negligence or reckless disregard of the duties of such person’s duties under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Adviser has the right to resign on 60 days’ notice, under the terms of both the Investment Advisory Agreement and the Administration Agreement, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. Similarly, our Adviser has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If the Adviser were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.

There are conflicts related to other arrangements with the Adviser.

We have entered into a license agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Investcorp” (“License Agreement”). This will create conflicts of interest that the Board will monitor. For example, under the terms of the License Agreement, we will be unable to preclude the Adviser from licensing or transferring the ownership of the “Investcorp” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Adviser or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “Investcorp” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

We may compete for capital and investment opportunities with other entities managed by the Adviser or its affiliates, subjecting the Adviser to certain conflicts of interests.

The Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which we invest; investments by us and other clients of the Adviser or its affiliates, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by the Adviser; differing recommendations given by the Adviser to us versus other clients; the Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with Other Accounts, such as Investcorp Credit Management BDC, Inc., subjecting the Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Adviser’s allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate; each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, the prior approval of the SEC. We rely on the Exemptive Relief that has been granted by the SEC to certain of our affiliates to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Investcorp Credit Management BDC, Inc., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Exemptive Relief, we will generally be permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Adviser’s allocation policy seeks to ensure equitable allocation of investment opportunities between us and other funds managed by the Adviser or its affiliates. As a result of the Exemptive Relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the Exemptive Relief.

Risks Relating to our Investments

Economic recessions or downturns could adversely affect our portfolio companies, leading to defaults on our investments, which would harm our operating results.

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. In such event, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

The lack of liquidity in our investments may adversely affect our business.

We may acquire a significant percentage of our Portfolio Investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•
available current market data, including relevant and applicable market trading and transaction comparables;
•
applicable market yields and multiples;
•
security covenants;
•
call protection provisions;
•
information rights;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•
comparisons of financial ratios of peer companies that are public;

•
comparable merger and acquisition transactions; and
•
principal market and enterprise values.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings, and we could lose all or part of our investment, which would harm our operating results.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Leveraged companies may also experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Credit risk is the potential loss we may incur from a failure of a company to make payments according to the terms of a contract. We are subject to credit risk because of our strategy of investing in the debt of leveraged companies. Our exposure to credit risk on our investments is limited to the fair value of the investments.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we expect to structure most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns and risks from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, trustees and investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

Risks related to the transition away from LIBOR.

Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company.

Our investments may include PIK interest.

To the extent that we invest in loans with a PIK interest component and the accretion of PIK interest constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
loans with a PIK interest component may have higher interest rates that reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
loans with a PIK interest component may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral;
•
the deferral of PIK interest increases the loan-to-value ratio, which is a fundamental measure of loan risk; and
•
even if the accounting conditions for PIK interest accrual are met, the borrower could still default when the borrower’s actual payment is due at the maturity of the loan.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged.

Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our portfolio will lack diversification among portfolio companies, which will subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.

Our portfolio may hold a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC, we will not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

As of June 30, 2023, our investments in the trading companies & distributors industry represented approximately 14.79% of the fair value of our portfolio, our investments in the IT Services industry represented approximately 13.79% of the fair value of our portfolio, our investments in the professional services industry represented approximately 11.67% of the fair value of our portfolio and our investments in the containers & packaging industry represented approximately 11.31% of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the trading companies & distributors industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the trading companies & distributors industry represent approximately 14.79% of our total portfolio as of June 30, 2023. Portfolio companies in the trading companies & distributors sector are subject to many risks, including the negative impact of regulation, a competitive marketplace, decreased consumer demand and supply-chain disruptions. Adverse economic, business, or regulatory developments affecting the trading companies & distributors sector, including trade policies, treaties and tariffs between the United States and other countries, could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the IT Services industries face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the IT Services industry represented approximately 13.79% in the aggregate, of our total portfolio as of June 30, 2023. The value of our investments in information technology companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. The ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 11.67% of our total portfolio as of June 30, 2023. Our investments in portfolio companies in the professional services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the containers & packaging industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the containers & packaging industry represent approximately 11.31% of our total portfolio as of June 30, 2023. Portfolio companies in the containers & packaging sector are subject to many risks, including the negative impact of legislation and regulations, a competitive marketplace, decreased consumer demand and supply-chain disruptions. Adverse economic, business, or regulatory developments affecting the containers & packaging sector, including changes in laws and regulations, could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options, or convertible securities that were acquired in the original or a subsequent financing; or (3) attempt to preserve or enhance the value of our investment. However, we may elect not to make follow-on investments or lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC.

Because we generally will not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We will not hold controlling equity positions in any of the portfolio companies included in our portfolio and, although we may do so in the future, we do not currently intend to hold controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and ability to make shareholder distributions.

We are subject to the risk that the debt investments we make in portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we may reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, shareholder distributions with respect to our Shares.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms—which may include the waiver of certain financial covenants—with a defaulting portfolio company. These expenses could materially and adversely affect our operating results and cash flow.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position will depend in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value and may be available in a downside scenario to repay our loans. Our portfolio companies will rely, in part, on patent, trade secret, and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights, or other intellectual property rights; protect their trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third-party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third-party, and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we will be required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
releases of liens on the collateral; and
•
waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

The disposition of our investments may result in contingent liabilities.

We currently expect that substantially all of our investments will involve loans and private securities. In connection with the disposition of such an investment, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

Certain investments that we may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will sometimes seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

The Fund may in the future determine to fund a portion of its investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in the Fund in the same way as borrowings.

Preferred stock, which is another form of leverage, has the same risks to the Fund’s shareholders as borrowings because the dividends on any preferred stock the Fund issues must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of the Fund’s expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached.

Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

Risks Relating to an Investment in Our Shares

An investment in our shares will have limited liquidity.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time. Investing in the Fund is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Fund. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.

The shares have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

There are restrictions on the ability of holders of our shares to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from registration under the Securities Act, including restrictions to prevent all or any portions of our assets to constitute “plan assets” under ERISA or Section 4975 of the Code.

We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our shares, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and under any other applicable securities laws and in accordance with the terms of the relevant Subscription Agreement. In addition, under the Subscription Agreement, no shares may be sold or transferred in the event that such transfer would, among other things, (i) constitute a non-exempt “prohibited transaction” under Section 406 of ERISA, or Section 4975 of the Code, or (ii) cause all or any portion of the assets of the Fund to constitute “plan assets” under ERISA or Section 4975 of the Code.

Our shares have limited transferability which could delay, defer or prevent a transaction or a change of control of the Fund that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.

There is a risk that you may not receive distributions or that our distributions may not grow over time or a portion of your distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. If we violate certain covenants under any existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder’s basis in our shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such Shares. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our shares even if the shareholder sells its shares for less than the original purchase price. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, and such other factors as our Board may deem relative from time to time. We cannot assure you that we will make distributions to our shareholders in the future.

We may in the future choose to pay dividends in our own shares, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our shares. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of shares at the election of shareholders are treated as taxable dividends. The IRS has issued a revenue procedure with respect to publicly offered RICs indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, each such shareholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in Shares. If we are able to and decide to make any distributions consistent with this revenue procedure that are payable in part in our shares, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our shares, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the net asset value of our shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.

Shareholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director/trustee or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

To obtain and maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The distribution requirement for a RIC is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to obtain or maintain our qualification as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To obtain and maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, the Fund anticipates that it may have difficulty satisfying the asset diversification requirements as the Fund deploys initial capital and builds its portfolio. No certainty can be provided that we will satisfy the asset diversification requirements or the other requirements necessary to obtain and maintain our qualification as a RIC. If we fail to obtain and maintain our qualification as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our shareholders and the amount of funds available for new investments. Such a failure may have a material adverse effect on us and our shareholders.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

To the extent the Fund invests in OID instruments, including PIK, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;
•
The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;
•
PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;
•
Use of PIK and OID securities may provide certain benefits to the Adviser because an election to defer PIK interest payments by adding them to principal increases the Fund’s net assets and, thus, increases future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;
•
Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;
•
The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan;
•
OID creates the risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized;

•
The Fund may be required under the tax laws to make distributions of OID income to shareholders without receiving any cash. Such required cash distributions may have to be paid from offering proceeds or the sale of fund assets; and
•
The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Fund’s taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to obtain or maintain our qualification as a RIC and thus be subject to corporate-level U.S. federal income tax.

Non-U.S. shareholders may be subject to withholding of U.S. federal income tax on dividends paid by us.

Distributions of our “investment company taxable income” to a non-U.S. shareholder that are not effectively connected with the non-U.S. shareholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of the Fund’s current or accumulated earnings and profits.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (1) “qualified net interest income” (generally, the U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. shareholder are at least a 10% equity holder, reduced by expenses that are allocable to such income) or (2) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over the net long-term capital loss for such taxable year), and certain other requirements are satisfied.

However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of our shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since our shares will be subject to significant transfer restrictions, and an investment in our shares will generally be illiquid, non-U.S. shareholders whose distributions on our shares are subject to U.S. withholding tax may not be able to transfer their shares of our shares easily or quickly or at all.

A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. shareholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Recent legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax adviser regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Risks Relating to the Current Environment

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies may operate.

The COVID-19 pandemic has resulted in adverse consequences for us and our portfolio companies. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally.

While these developments have had adverse consequences for our portfolio companies, the adverse effects of the COVID-19 pandemic on our operations and the operations of the Adviser, including with respect to us, have been reduced since the height of the pandemic. The Adviser continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit the Adviser’s office locations. In addition, Adviser’s cybersecurity policies are applied consistently when working remotely or in the office. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Political, social and economic uncertainty creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of the Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Any public health emergency or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past the economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all, during such periods of market volatility.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension in the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the United States Federal Reserve (“Federal Reserve”), these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, regulatory and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

From time to time, social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period.

Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s departure from the European Union (“EU”) or otherwise could have a material adverse effect on our business, financial condition and results of operations.

Volatility in the global financial markets could have an adverse effect on the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions.

Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. Uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate. We cannot assure you that these market conditions will not continue or worsen in the future. Furthermore, we cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, such as the COVID-19 outbreak, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In addition, the foreign and fiscal policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

Capital markets disruption and economic uncertainty may make it difficult to obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Capital markets disruptions and economic uncertainty may make it difficult to obtain new indebtedness with favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently expect, including being at a higher cost in rising rate environments. An inability to obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

General Risks

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. The consideration of ESG factors as part of the Adviser’s investment process and the exclusion of certain investments due to ESG considerations may reduce the types and number of investment opportunities available to the Fund. As a result, the Fund may underperform other funds that do not consider ESG factors or exclude investments due to ESG considerations. However, the Adviser will likely not make investment decisions for the Fund solely on the basis of ESG considerations. In evaluating an investment that may have scored less favorably on ESG factors initially, the Adviser will consider other factors in its investment decision. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, a terrorist attack or war, disease pandemics, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computers, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the net asset value of our shares and our ability to pay dividends.

Our business is highly dependent on the communications and information systems of the Adviser, which are provided to us on behalf of the Adviser by Investcorp pursuant to the Services Agreement directly or through third party service providers. Any failure or interruption of those systems, including as a result of the termination of the Services Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our shares and our ability to pay dividends to our shareholders.

Increased geopolitical unrest, terrorist attacks, or acts of war may affect any market for our shares, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

Impact of Russian Invasion of Ukraine

The Russian invasion of Ukraine has negatively affected the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, companies and individuals in or associated with Russia. Russia has imposed its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russian-owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities presents heightened risks relating to cyber-attacks, the frequency and volume of failures to settle securities transactions, supply chain disruptions, inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our portfolio companies are difficult to predict.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

New or amended laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and our filings with the SEC, and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate. Our principal executive offices are currently located at 280 Park Avenue 39th Floor, New York, New York 10017. All locations are provided to us by the Adviser pursuant to the Administration Agreement. We believe that our office facilities are and will be suitable and adequate for our business as we contemplate conducting it.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We do not intend to list our shares on a securities exchange, and we do not expect there to be a public market for our shares. As a result, if you purchase shares, your ability to sell your shares will be limited.

Transfer and Resale Restrictions

Our shares will not be registered under the Securities Act. The shares issued in a private offering are expected to be exempt from registration requirements pursuant to Section 4(a)(2) of Regulation D under the Securities Act.

Because we have and will continue to issue our shares to investors in one or more transactions “not involving a public offering,” they are “restricted securities.” The shares offered and sold in a private offering may not be sold or transferred (i) except as permitted under the Subscription Agreement, and (ii) unless they are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required).

Accordingly, an investor must be willing to bear the economic risk of investment in our shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of our shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of September 15, 2023, we had 2 shareholders of record.

Distributions

We intend to pay quarterly distributions to our shareholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board. All future distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code beginning with the fiscal year ending June 30, 2023. To obtain and maintain RIC status, we must, among other things, timely distribute to our shareholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income and net capital gain earned in a year, we may choose to carry forward taxable income or net capital gain for distribution in the following year and pay any applicable tax. We generally will be required to pay such U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. If we retain net capital gains, we may treat such amounts as deemed distributions to our shareholders. In that case, a shareholder will be treated as if it had received an actual distribution of the capital gains we retained and then the shareholder reinvested the net after-tax proceeds in our common stock. In general, a shareholder also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to its allocable share of the tax we paid on the capital gains deemed distributed to you. Shareholders should read carefully any written disclosure accompanying a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains. The distributions we pay to our shareholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to shareholders after the end of the calendar year. See “Item 1. Business — Certain Tax Considerations.”

The following table reflects, for the periods indicated, the distributions per share that our Board has declared on our common shares during the fiscal year ended June 30, 2023:

Declared		Ex-Date	Record Date	Pay Date	Amount
January 17, 2023	(1)	January 16, 2023	January 17, 2023	January 23, 2023	$0.665
May 4, 2023		March 30, 2023	March 31, 2023	July 14, 2023	$0.170
May 4, 2023		June 29, 2023	June 30, 2023	July 14, 2023	$0.440

(1)
Distribution was declared prior to the Fund's election to be regulated as a business development company under the 1940 Act.

Sales of Unregistered Securities

We have entered into Subscription Agreements with investors in connection with the private offering, pursuant to which we issue and sell our shares under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made.

On January 18, 2023, the Fund completed a closing of capital commitments in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws. In connection with the Initial Closing, the Fund issued 1,267,659 shares to shareholders for an aggregate purchase price of $25,000,000. On June 30, 2023, the only two shareholders of the Company held 2,517,659 and 5,000 shares, respectively.

Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in our filings with the SEC that we make from time to time. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, and include statements regarding the following, without limitation:

•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
the return or impact of current and future investments that we make;
•
the impact of global health pandemics, such as the COVID-19 pandemic, on our or our portfolio companies’ business and the global economy and capital markets generally;
•
our contractual arrangements and relationships with Investcorp Credit Management US LLC and its affiliates;
•
our contractual arrangements and relationships with lenders and other third parties;
•
actual and potential conflicts of interest with our Adviser;
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
•
our ability to maintain our qualification as a RIC and as a BDC;
•
the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and
•
the effect of new or modified laws or regulations governing our operations,

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of filing of this report. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, actual results and/or events could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

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

Overview

We are a Delaware statutory trust that commenced operations on May 26, 2022 and operate as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We invest primarily in the debt of U.S. middle-market companies (typically those with $15.0 million to $75.0 million of EBITDA) through first lien, unitranche, second lien, and unsecured debt financing, often with corresponding equity of portfolio companies through warrants. We expect that such equity investments will make up less than 1% of our total assets (measured at the time of investment).

Our investment activities are managed by our Adviser. Investcorp holds a majority ownership interest in the Adviser. Investcorp is a leading global credit investment platform with assets under management of $22.7 billion as of June 30, 2023. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 36 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings. Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

We have entered into the Investment Advisory Agreement and Administration Agreement with the Adviser, pursuant to which the Adviser provides us with investment advisory and the administrative services necessary for our operations. See “Item 1 – Business – Management Agreements” above and “Note 7. Related Party Transactions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information regarding the Investment Advisory Agreement and Administration Agreement and the fees and expenses paid or reimbursed by us thereunder.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. At June 30, 2023 and June 30, 2022, we had no Taxable Subsidiaries.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

On July 20, 2021, the SEC issued the Exemptive Relief to certain of our affiliates which we can rely on to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the Exemptive Relief, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Annual Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

Critical accounting estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in this Annual Report on Form 10-K. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in Part 1, Item 1A of this Annual Report on Form 10-K. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

Our investments are categorized based on the types of inputs used in their valuation. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by U.S. GAAP into the three broad levels as follows:

Level I	Investments valued using unadjusted quoted prices in active markets for identical assets.
Level II	Investments valued using other unadjusted observable market inputs, e.g., quoted prices in markets that are not active or quotes for comparable instruments.
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

As of June 30, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 82.4% of our total assets, as compared to 29.9% of our total assets as of June 30, 2022.

See Note 2.i “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.

Revenue recognition

Our revenue recognition policies are as follows:

Net realized gains (losses) on investments: Gains or losses on the sale of investments are calculated using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, purchase and OID associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

We may hold debt investments in our portfolio that contain a PIK interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2023, we had two investments on non-accrual status, which represented approximately 4.3% of our portfolio at fair value. As of June 30, 2022, no investments were on non-accrual status.

Financing Facilities

On September 9, 2022, we, through Investcorp SPV LLC, our wholly-owned subsidiary, entered into the 1.5 year, $25 million Capital One Revolving Financing Agreement with Capital One, which is secured by collateral consisting primarily of loans in our investment portfolio. On September 29, 2022, we amended the Capital One Revolving Financing Agreement to reduce the size of the Capital One Revolving Financing Agreement to $22.5 million. On June 14, 2023, we amended the Capital One Revolving Financing Agreement to increase the size of the Capital One Revolving Financing from $22.5 million to $40.0 million and extend the maturity date to June 14, 2028 (the “Maturity Date”). The Capital One Revolving Financing Agreement features a one-year reinvestment period and a six-month amortization period. Effective June 14, 2023, borrowings under the Capital One Revolving Financing Agreement generally bear interest at a rate per annum equal to SOFR plus 3.25%, so long as no event of default has occurred (as defined in the Capital One Revolving Financing Agreement). The default interest rate will be equal to the interest rate then in effect plus 2.00%.

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

As of June 30, 2023, there were $7.0 million in borrowings outstanding and $33.0 million was available under the Capital One Revolving Financing Agreement.

As of June 30, 2022, there was no borrowing outstanding.

Investments

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2023, approximately 95.7% of our total assets were qualifying assets.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our shareholders.

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments are typically expected to have a term of six years with an average duration of four years. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may include PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases.

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
•
offerings of the Company’s shares and other securities;
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
•
direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•
all other non-investment advisory expenses incurred by the Company or the Adviser in connection with administering the Company’s business.

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

As of June 30, 2023, our investment portfolio of $52.5 million (at fair value) consisted of debt and equity investments in 21 portfolio companies, of which 99.6% were senior secured first lien investments. At June 30, 2023, our average and largest portfolio company investment at fair value was $2.5 million and $3.6 million, respectively.

As of June 30, 2022, our investment portfolio of $8.2 million (at fair value) consisted of debt investments in 4 portfolio companies, of which 100.0% were senior secured first lien investments. At June 30, 2022, our average and largest portfolio company investment at fair value was $2.1 million and $3.0 million, respectively.

As of June 30, 2023 and June 30, 2022, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.9% and 9.27%, respectively. As of June 30, 2023 and June 30, 2022, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 12.84% and 9.27%, respectively.

We use GICS codes to identify the industry groupings of our portfolio companies. At June 30, 2023 and June 30, 2022, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at June 30, 2023	Percentage of Total Portfolio at June 30, 2022
Trading Companies & Distributors	14.79%	22.48%
IT Services	13.79	15.27
Professional Services	11.67	18.36
Containers & Packaging	11.31	-
Machinery	8.27	12.23
Hotels, Restaurants, and Leisure	6.83	—
Diversified Consumer Services	5.67	8.46
Software	5.38	—
Automotive Retail	5.21	—
Entertainment	4.55	7.12
Health Care Providers & Services	4.47	—
Consumer Staples Distribution & Retail	4.31	—
Specialty Retail	3.75	—
Chemicals	—	8.39
Food & Staples Retailing	—	7.69
	100.00%	100.00%

During the year ended June 30, 2023, we made 27 investments in new portfolio companies totaling approximately $50.9 million. We made 4 investments in existing portfolio companies totaling approximately $1.1 million. Of the total new investments, 99.6% consisted of first lien investments and 0.4% consisted of equity investments.

At June 30, 2023 and June 30, 2022, 100.0% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2023, we had five investments with aggregate unfunded commitments of $1.7 million, and as of June 30, 2022 there was no unfunded commitments. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of June 30, 2023			As of June 30, 2022
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$—	—%	—
2	39,347,258	75.00	22	8,226,703	100.00	4
3	10,908,057	21.00	7	—	—	—
4	2,263,800	4.00	2	—	—	—
5	—	—	—	—	—	—
Total	$52,519,115	100.00%	31	$8,226,703	100.00%	4
(1)
Included in number of investments for rating purposes are delayed draw term loans and commitments that have not been funded as described in Note 6.

Results of Operations

For the year ended June 30, 2023

Operating results for the year ended June 30, 2023 were as follows:

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the year ended June 30, 2023 was $3.9 million.

Expenses

Total expenses for the year ended June 30, 2023 were $2.2 million, attributable primarily to professional fees, custodian and administration fees, and general and administrative expenses.

Net investment income

Net investment income for the year ended June 30, 2023 was $1.9 million.

Net realized gain or loss

Net realized gain on investments for the year ended June 30, 2023 was $67,271 primarily attributable to the sale of RR Donnelley & Sons Company.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $0.4 million for the year ended June 30, 2023, primarily due to the decrease in the fair value of our investments in American Nuts Holdings LLC—Term Loans A and B.

For the period from May 26, 2022 (commencement of operations) to June 30, 2022

Operating results for the period from May 26, 2022 (commencement of operations) to June 30, 2022 were as follows:

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the period from May 26, 2022 (commencement of operations) to June 30, 2022 was $23,651.

Expenses

Total expenses for the period from May 26, 2022 (commencement of operations) to June 30, 2022 were $187,174, attributable primarily to organizational and professional fees.

Net investment loss

Net investment loss for the period from May 26, 2022 (commencement of operations) to June 30, 2022 was $163,523, primarily due to organizational and professional fees.

Net realized gain or loss

The net realized gain on investments totaled $255 for the period from May 26, 2022 (commencement of operations) to June 30, 2022, primarily due to quarter end paydown from Agrofresh Inc. and Fusion Connect, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $879 for the period from May 26, 2022 (commencement of operation) to June 30, 2022, primarily due to amortization from Fusion Connect, LLC and WorkGenius Inc.

Liquidity and Capital Resources

Our primary liquidity needs include interest and principal repayments under the Capital One Revolving Financing, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our shareholders and operating expenses. We believe that our current cash on hand and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and prepayments, will be adequate to meet our cash needs for our daily operations.

Cash flows

For the year ended June 30, 2023, our unrestricted cash balance decreased by $18.4 million. During that period, cash decreased by $42.9 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $52.0 million, offset primarily by proceeds from principal repayments of investments and sales of investments of $7.6 million and an increase in payables for investments purchased of $3.5 million. During the same period, net cash from financing activities totaled $30.6 million, consisting primarily of proceeds from the issuance of common shares of $25.0 million.

Capital resources

As of June 30, 2023, we had $0.7 million of unrestricted cash as well as $6.0 million in restricted cash and $33.0 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On August 31, 2022, our sole shareholder approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective August 31, 2022, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2023, our asset coverage for borrowed amounts was 854% as we had $7.0 million in borrowings outstanding under the Capital One Revolving Financing Agreement.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

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

To continue to qualify for RIC tax treatment, we must, among other things, distribute to our shareholders, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). We will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in any borrowing or financing arrangement we or our subsidiaries may have may prohibit us from making distributions to our shareholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our shareholders. If we do this, our shareholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our shares. Our shareholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our shareholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the agreements governing our borrowing or financial arrangements. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

In accordance with certain applicable Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Advisory Agreement

On January 18, 2023, we entered into the Investment Advisory Agreement with the Adviser. Under the Investment Advisory Agreement, the Management Fee is calculated at an annual rate of 0.75% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of our net assets at the end of the two most recently completed calendar quarters. For our first calendar quarter, the Management Fee is calculated based on the weighted average of the Fund’s net assets as of such quarter-end. The Management Fee is payable quarterly in arrears.

For the year ended June 30, 2023, $161,123 in Management Fees were earned by the Adviser and $92,203 was payable to the Adviser as of June 30, 2023. No fees were waived for the year ended June 30, 2023.

Under the Investment Advisory Agreement, the Income Incentive Fee each quarter is equal to 12.50% of the amount by which Pre-Incentive Fee Net Investment Income for the quarter exceeds a hurdle rate of 1.5% (which is 6.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision.

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

“Pre-Incentive Fee Net Investment Income” means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID), debt instruments with PIK interest and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to reimburse us for any amount of such incentive fee if we incur losses or do not receive deferred income which was previously accrued. See “Item 1A. Risk Factors – Risks Relating to Our Investments – We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income” and “—PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of incentive fees payable by us to the Adviser.”

As of June 30, 2023, there was no Income-Based Incentive Fee accrued, earned or payable to the Adviser under the Investment Advisory Agreement.

Under the Investment Advisory Agreement, the Capital Gains Fee will be determined and payable annually in arrears at the end of each calendar year or, in the event of the termination of the Investment Advisory Agreement, the date on which such event occurs. At the end of each calendar year (or termination of the Investment Advisory Agreement), we will pay the Adviser a Capital Gains Incentive Fee equal to (A) 12.50% of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, in each case from the Initial Closing Date.

Under U.S. generally accepted accounting principles, we calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

As of June 30, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Investment Advisory Agreement.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the Investment Advisory Agreement or otherwise as the Investment Adviser.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2023, our off-balance sheet arrangements consisted of $1.7 million in unfunded commitments to five of our portfolio companies. As of June 30, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2022, there were no unfunded commitments.

Recent Developments

From July 1, 2023 through September 15, 2023, the Company invested $6.4 million in four new portfolio companies and one existing portfolio company.

On September 14, 2023, the Company’s board of trustees declared a distribution for the quarter ended September 30, 2023 of $0.35 per share payable on November 2, 2023, to shareholders of record as of October 12, 2023.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At June 30, 2023, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, as applicable, only if the index exceeds the floor. As of June 30, 2023, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor. As of June 30, 2023, we had $7.0 million in floating rate borrowings under the Capital One Revolving Financing facility.

Based on our investment portfolio as of June 30, 2023, with certain interest rate floors and our financing arrangements at June 30, 2023, a 1.00% increase in interest rates would increase our net interest income by approximately 7.44% and a 2.00% increase in interest rates would increase our net interest income by approximately 15.90%.

Although management believes that this analysis is indicative of our existing sensitivity as of June 30, 2023, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including additional borrowing, that could affect the net increase in net assets resulting from operations or net investment income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Investcorp US Institutional Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Investcorp US Institutional Private Credit Fund and Subsidiary (the Company), including the consolidated schedules of investments, as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended June 30, 2023 and for the period from May 26, 2022 (inception) through June 30, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of their operations, changes in net assets, and cash flows for the year ended June 30, 2023 and for the period from May 26, 2022 (inception) through June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of June 30, 2023 and 2022, by correspondence with the custodian or the agents of the underlying investments or management of the underlying investments themselves or by other appropriate auditing procedures where replies from the custodian or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investments

As of June 30, 2023, the fair value of the Company’s investments classified as Level 3 measurements in the fair value hierarchy was approximately $52.5 million. As discussed in Notes 2i and 4c in the financial statements, the Company invests in senior secured debt, including first lien loans, second lien loans and equity of private and thinly-traded U.S. middle-market companies. The Company’s determination of fair value for these investments requires that management makes subjective judgments and estimates utilizing yield analysis, market comparable approach, recent transaction and recovery analysis, as appropriate. These approaches require management to make subjective judgments and estimates related to significant unobservable inputs including market yields, EBITDA multiples, revenue multiples, recent transaction and recovery amount.

We identified the fair value of the Company’s investments classified as Level 3 measurements in the fair value hierarchy as a critical audit matter given the Company uses significant subjective judgments to estimate the fair value of such investments. Auditing management’s selection of valuation techniques and the related unobservable inputs increased audit effort and included the use of a valuation specialist.

Our audit procedures related to the valuation techniques, unobservable inputs and assumptions used by management to estimate the fair value of the Company’s investments classified as Level 3 measurements in the fair value hierarchy, included the following, among others:

•
We obtained the valuation summary reports from the Company and tested the source information used to determine the valuation input and the mathematical accuracy of the calculation used to compute the input.
•
We evaluated the appropriateness of the valuation techniques used for Level 3 investments and evaluated the reasonableness of any significant changes in valuation techniques since prior periods.
•
We evaluated the reasonableness of the related significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods by comparing these inputs to external sources, including, but not limited to:
o
Historical operating results of the investment as obtained from the Company and, in certain instances, from the underlying investment entity, among other sources, the financial statements and the valuation committee materials of the investment.
o
Available market data for comparable companies.
o
Subsequent events and transactions, where available.
•
With the assistance of a valuation specialists, we performed the following:
o
For a portion of Level 3 investments, evaluated the valuation techniques compared to those of a market participant, used market information to develop a range of market yield, comparable financial performance multiples and discount rate assumptions and compared them to the assumptions used by management.
o
For a portion of Level 3 investments, developed an independent estimate of the fair value and compared our estimates to management’s estimates.

We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date. We took into consideration changes in market or investment specific factors, where available.

/s/ RSM US LLP

We have served as the auditor to one or more of the investment companies advised by CM Investment Partners LLC since 2017.

New York, New York

September 21, 2023

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Assets and Liabilities

	June 30, 2023	June 30, 2022
Assets
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $52,962,014 and $8,227,582, respectively)	$52,519,115	$8,226,703
Cash	748,015	19,127,704
Cash, restricted	6,032,333	—
Interest receivable	673,524	18,837
Receivable for investments sold	3,018,318	—
Principal receivable	123,640	—
Due from Adviser	370,977	—
Deferred offering costs	133,458	118,333
Prepaid expenses	101,494	—
Other receivables	13,125	—
Total assets	$63,733,999	$27,491,577
Liabilities
Debt:
Revolving credit facility	$7,000,000	$—
Deferred debt issuance costs	(501,704)	—
Debt, net	6,498,296	—
Dividend payable	1,538,822	—
Base management fees payable	92,203	—
Interest expense payable	115,625	—
Accrued organizational and offering expenses	109,199	271,797
Payable for investments purchased	5,804,792	2,350,218
Directors' fees payable	23,000	—
Accounts payable and accrued expenses	532,962	33,709
Total liabilities	14,714,899	2,655,724
Commitments and contingencies (See Note 6)
Net Assets:
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 2,522,659 and 1,250,000 shares issued and outstanding, respectively	$25,227	$12,500
Paid-in-capital in excess of par value	49,726,694	24,987,500
Total distributable earnings (loss)	(732,821)	(164,147)
Total net assets	$49,019,100	$24,835,853
Total liabilities and net assets	$63,733,999	$27,491,577
Net asset value per share	$19.43	$19.87

See notes to consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Operations

	For the Year Ended June 30, 2023	For the Period from May 26, 2022 (inception) through June 30, 2022
Income:
Non-controlled/non-affiliated company investments:
Interest income	$3,803,070	$23,651
Payment in-kind interest income	107,467	—
Other fee income	25,662	—
Total investment income	3,936,199	23,651
Interest from cash and cash equivalents	175,132	-
Total income	4,111,331	23,651
Expenses:
Professional fees	$700,921	$33,709
Organizational expenses	182,247	153,465
Custodian and administrator fees	316,614	—
Directors’ fees	43,500	—
Insurance expense	130,337	—
Interest expense	384,249	—
Base management fees	161,123	—
Amortization of deferred debt issuance costs	66,421	—
Offering expense	85,782	—
General and administrative expenses	112,098	—
Total expenses	2,183,292	187,174
Net investment income (loss)	1,928,039	(163,523)
Net realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate company investments	67,271	255
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	(442,020)	(879)
Total net realized and unrealized gain (loss) on investments	(374,749)	(624)
Net increase (decrease) in net assets resulting from operations	$1,553,290	$(164,147)
Per share data:
Net investment income (loss) per share - basic and diluted	$1.06	$(0.13)
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.86	$(0.13)
Weighted average common shares outstanding - basic and diluted	1,818,338	1,250,000

See notes to consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Changes in Net Assets

	For the Year Ended June 30, 2023		For the Period from May 26, 2022 (inception) through June 30, 2022
Net assets at beginning of period	$24,835,853		$—
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	1,928,039		(163,523)
Net realized gain (loss) on investments	67,271		255
Net change in unrealized appreciation (depreciation) on investments	(442,020)		(879)
Net increase (decrease) in net assets resulting from operations	1,553,290		(164,147)
Stockholder distributions:
Distributions from net investment income	(2,370,043)	(1)	-
Net decrease in net assets resulting from stockholder distributions	(2,370,043)		-
Capital share transactions:
Issuance of common shares, net	25,000,000		25,000,000
Net increase (decrease) in net assets resulting from capital share transactions	25,000,000		25,000,000
Net increase (decrease) in net assets	24,183,247		24,835,853
Net assets at end of period	$49,019,100		$24,835,853
(1)
Includes an income distribution in the amount of $831,221 that was made prior to the Fund's election to be regulated as a business development company under the 1940 Act.

See notes to consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended June 30, 2023		For the Period from May 26, 2022 (inception) through June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,553,290		$(164,147)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(52,007,313)		(8,239,102)
Proceeds from principal repayments of investments and sales of investments	7,557,432		12,654
Amortization of premium/accretion of discount, net	(217,280)		(879)
Amortization of deferred debt issuance costs	66,421		—
Net realized (gain) loss on investments	(67,271)		(255)
Net change in unrealized (appreciation) depreciation on investments	442,020		879
Net (increase) decrease in operating assets:
Interest receivable	(654,687)		(18,837)
Receivable for investments sold	(3,018,318)		—
Principal receivable	(123,640)		—
Due from Adviser	(370,977)		—
Deferred offering costs	(15,125)		(118,333)
Prepaid expenses	(101,494)		—
Other receivables	(13,125)		—
Net increase (decrease) in operating liabilities:
Base management fees payable	92,203		—
Interest expense payable	115,625		—
Accrued organizational and offering expenses	(162,598)		271,797
Payable for investments purchased	3,454,574		2,350,218
Directors' fees payable	23,000		-
Accounts payable and accrued expenses	499,253		33,709
Net cash (used in) provided by operating activities	(42,948,010)		(5,872,296)
Cash flows from financing activities:
Proceeds from issuance of common shares	25,000,000		25,000,000
Proceeds from borrowing on revolving financing facility	18,400,000		—
Repayments of borrowing on revolving financing facility	(11,400,000)		—
Distributions to stockholders	(831,221)	(1)	—
Payment for deferred debt issuance costs	(568,125)		—
Net cash provided by (used in) financing activities	30,600,654		25,000,000
Net change in Cash	(12,347,356)		19,127,704
Cash and restricted cash, beginning of period (2)	19,127,704		—
Cash and restricted cash, end of period (3)	$6,780,348		$19,127,704
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$268,623		$—
(1)
Represents an income distribution that was made prior to the Fund's election to be regulated as a business development company under the 1940 Act.
(2)
Represents $19,127,704 of unrestricted cash as of June 30, 2022.
(3)
Represents $748,105 and $6,032,333 of unrestricted and restricted cash, respectively, as of June 30, 2023.

See notes to consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Schedule of Investments

June 30, 2023

Investments (1) (2) (3) (7)	Industry	Interest Rate (11)	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
First Lien Term Loan
AMCP Clean Acquisition Company, LLC(4)	Hotels, Restaurants, and Leisure	3M S + 4.25% (0.00% Floor)	3/17/2023	6/16/2025	$3,984,351	$3,563,387	$3,585,916	7.3%
Amerequip, LLC(4) (10)	Machinery	6M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	2,497,258	2,471,606	2,497,258	5.1%
American Auto Auction Group, LLC.(4)	Automotive Retail	3M S + 5.00% (1.00% Floor)	4/12/2023	12/30/2027	2,992,405	2,744,764	2,738,051	5.6%
American Nuts Holdings, LLC - Term Loan A(4) (5) (8)	Consumer Staples Distribution & Retail	3M S + 4.75% + 3.00% PIK (1.00% Floor)	7/1/2022	4/10/2026	1,414,875	1,402,908	1,131,900	2.3%
American Nuts Holdings, LLC - Term Loan B(4) (5) (8)	Consumer Staples Distribution & Retail	3M S + 6.75% + 3.00% PIK (1.00% Floor)	7/1/2022	4/10/2026	1,414,875	1,402,908	1,131,900	2.3%
Archer Systems, LLC(4) (10)	Professional Services	3M S + 6.00% (1.00% Floor)	8/11/2022	8/11/2027	2,707,123	2,682,299	2,720,659	5.6%
BAART Programs, Inc.(4)	Health Care Providers & Services	3M L + 5.00% (1.00% Floor)	4/24/2023	6/11/2027	2,402,420	2,349,998	2,348,365	4.8%
Bioplan USA, Inc. - Priority Term Loan(4)	Containers & Packaging	3M S + 10.00% (4.00% Floor)	4/5/2023	3/8/2027	2,804,317	3,006,511	3,000,619	6.1%
Crafty Apes LLC(4)	Entertainment	1M S + 7.06% (1.00% Floor)	10/28/2022	11/1/2024	2,500,000	2,496,082	2,387,500	4.9%
Empire Office Inc.(4)	Trading Companies & Distributors	1M L + 6.75% (1.50% Floor)	8/17/2022	4/12/2024	2,820,116	2,803,276	2,813,066	5.7%
Evergreen North America Acquisitions, LLC(4)	Machinery	3M L + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	1,786,944	1,758,378	1,760,140	3.6%
Evergreen North America Acquisitions, LLC - Revolver(4) (10)	Machinery	3M L + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	84,443	81,429	83,176	0.2%
Flatworld Intermediate Corporation(4) (10)	IT Services	3M S + 6.50% (1.00% Floor)	10/3/2022	10/1/2027	2,420,270	2,368,452	2,359,763	4.8%
Fusion Connect, Inc. - 2022 Term Loan(4) (5)	IT Services	3M L + 7.50% + 1.00% PIK (1.00% Floor)	5/26/2022	1/18/2027	2,938,273	2,871,710	2,872,162	5.9%
Klein Hersh, LLC(4)	Professional Services	1M S + 3.00% (0.50% Floor)	6/22/2022	4/27/2027	370,281	329,894	361,024	0.7%
LABL, INC.(4)	Containers & Packaging	3M S + 5.00% (0.50% Floor)	4/11/2023	10/30/2028	2,992,405	2,940,038	2,940,038	6.0%
LaserAway Intermediate Holdings II, LLC(4)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2022	10/14/2027	2,977,330	2,925,412	2,977,330	6.1%
LSF9 Atlantis Holdings, LLC(4)	Specialty Retail	3M S + 7.25% (0.75% Floor)	6/14/2023	3/31/2029	2,000,000	1,970,000	1,970,000	4.0%
NWN Parent Holdings LLC(4)	IT Services	3M L + 8.00% (1.00% Floor)	3/22/2023	5/7/2026	1,846,928	1,795,671	1,851,545	3.8%
NWN Parent Holdings LLC - Revolver(4) (10)	IT Services	3M L + 8.00% (1.00% Floor)	3/22/2023	5/7/2026	121,191	112,844	121,494	0.2%
PVI Holdings, Inc.(4) (6)	Trading Companies & Distributors	3M S + 5.84% (1.00% Floor)	7/29/2022	7/18/2027	1,985,000	1,968,476	1,985,000	4.0%
Sandvine Corporation(4) (9)	Software	3M L + 4.50% (0.00% Floor)	1/27/2023	10/31/2025	2,958,901	2,841,627	2,825,750	5.8%
Work Genius Holdings, Inc.(4)	Professional Services	3M S + 7.50% (1.00% Floor)	6/13/2022	6/7/2027	2,970,577	2,946,554	2,888,887	5.9%
Xenon Arc, Inc.(4)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	7/18/2022	12/17/2027	2,969,849	2,927,790	2,969,850	6.0%
Total First Lien Term Loan						$52,762,014	$52,321,393	106.7%
Equity
CF Arch Holdings LLC (Equity Interest)	Professional Services		8/11/2022		100,000	$100,000	$159,000	0.3%
Flatworld Intermediate Corporation - Equity	IT Services		10/3/2022		4,405	100,000	38,722	0.1%
Total Equity						$200,000	$197,722	0.4%
Total						$52,962,014	$52,519,115	107.1%
Liabilities in excess of other assets							(3,500,015)	(7.1%)
Net Assets							$49,019,100	100.0%

See notes to consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Schedule of Investments - (continued)

June 30, 2023

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $52,519,115 at fair value and represented 107.5% of the Company’s net assets.
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
(3)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of trustees.
(4)
A portion or all is held by the Company indirectly through Investcorp US Institutional Private Credit SPV LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A.
(5)
Principal amount includes capitalized payment-in-kind ("PIK") interest unless otherwise noted.
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
(7)
All investments are qualifying asset under Section 55(a) of the 1940 Act, unless otherwise indicated. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualified assets are organized under the laws of, and have a principal place of business in, the U.S.
(8)
Classified as non-accrual asset.
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets represented 4.4% of the Company’s total assets, at fair value. A portfolio company domiciled in Canada. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(10)
Refer to Note 6 for more detail on the unfunded commitments.
(11)
Interest rates as of June 30, 2023:

1M L - 1 month London Interbank Offered Rate (5.22% as of June 30, 2023)

3M L - 3 month London Interbank Offered Rate (5.55% as of June 30, 2023)

6M L - 6 month London Interbank Offered Rate (6.76% as of June 30, 2023)

1M S - 1 month Secured Overnight Financing Rate (5.14% as of June 30, 2023)

3M S - 3 month Secured Overnight Financing Rate (5.27% as of June 30, 2023)

6M S - 6 month Secured Overnight Financing Rate (5.39% as of June 30, 2023)

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2023

Note 1. Organization

Investcorp US Institutional Private Credit Fund (the “Company”) is a Delaware statutory trust that commenced investment operations on May 26, 2022. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

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

On January 18, 2023, the Company completed a closing of capital commitments (the “Initial Closing”) in its first private offering of shares to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws. In connection with the Initial Closing, the Company issued 1,267,659 shares to shareholders for an aggregate purchase price of $25,000,000. On June 30, 2023, the only two shareholders of the Company held 2,517,659 and 5,000 shares, respectively.

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

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2023, we had two investments on non-accrual status.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of June 30, 2023 or June 30, 2022.

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

Observable inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. Unobservable inputs used in these approaches may include, but are not limited to, illiquidity discount, PIK discount, yield, broker quotes, implied volatility, recent funding and intrinsic value. The Board will typically make changes in the valuation method as changes in the underlying company dictates, such as moving from the asset approach to market approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the estimated fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material. At June 30, 2023, investments fair valued in good faith based on management developed models represented approximately 100% of all the Company’s investments.

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

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Consolidated Statements of Assets and Liabilities.

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

As a RIC, the Company will be subject to a 4% U.S. federal excise tax on undistributed earnings unless it distributes each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 in that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. The Company did not incur any U.S. federal excise tax for the year ended June 30, 2023.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the year ended June 30, 2023, the Company recorded distributions of $2.4 million, including a distribution in the amount of $0.8 million that was made prior to the Fund's election to be regulated as a business development company under the 1940 Act.

For certain years, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2023 and June 30, 2022 remain subject to examination by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended June 30, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to non-deductible offering costs and income distribution made by the Company prior to electing to be regulated as a BDC under the 1940 Act:

As of June 30, 2023
Additional paid-in capital	$(248,079)
Distributable earnings	248,079

The tax character of all distributions paid by the Company during the year ended June 30, 2023 were ordinary income.

At June 30, 2023, the components of distributable earnings/(loss) on a tax basis are as follows:

As of June 30, 2023
Undistributed net investment income	$(289,922)
Accumulated capital gains (losses) and other	—
Capital loss carryover	—
Unrealized appreciation (depreciation)	(442,899)
Distributions payable	—
Distributable earnings (loss)	$(732,821)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of June 30, 2023, the Company did not have any capital loss carryforwards.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

Note 4. Investments

The Company uses the net proceeds from private placements to invest in portfolio companies in accordance with the Company’s investment objective and strategies and for general corporate purposes. The Company’s investments will be primarily in middle-market companies that have annual revenues of at least $75 million and EBITDA of at least $15 million through first lien, unitranche, second lien, and unsecured debt financing, often with corresponding equity of portfolio companies through warrants. The Company expects that such equity investments will make up less than 1% of the Company’s total assets (measured at the time of investment).

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the year ended June 30, 2023 and for the period from May 26, 2022 (inception) to June 30, 2022. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	Year Ended June 30, 2023	May 26, 2022 (inception) to June 30, 2022
Investment purchases, at cost (including PIK interest)	$52,007,313	$8,239,102
Investment sales and payments/paydowns	7,557,432	12,654

The composition of the Company’s investments as of June 30, 2023 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$52,762,014	99.6%	$52,321,393	99.6%
Equity, Warrants and Other Investments	200,000	0.4	197,722	0.4
Total	$52,962,014	100.0%	$52,519,115	100.0%

The composition of the Company’s investments as of June 30, 2022 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$8,227,582	100.0%	$8,226,703	100.0%
Total	$8,227,582	100.0%	$8,226,703	100.0%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$7,767,915	14.79%
IT Services	7,243,687	13.79
Professional Services	6,129,569	11.67
Containers & Packaging	5,940,657	11.31
Machinery	4,340,574	8.27
Hotels, Restaurants, and Leisure	3,585,916	6.83
Diversified Consumer Services	2,977,330	5.67
Software	2,825,751	5.38
Automotive Retail	2,738,051	5.21
Entertainment	2,387,500	4.55
Health Care Providers & Services	2,348,366	4.47
Consumer Staples Distribution & Retail	2,263,800	4.31
Specialty Retail	1,970,000	3.75
Total	$52,519,115	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2022:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$3,384,481	41.14%
IT Services	2,906,447	35.33
Chemicals	1,935,775	23.53
Total	$8,226,703	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$18,694,782	35.61%
U.S. West	11,796,896	22.46
U.S. Southwest	7,071,340	13.46
U.S. Southeast	6,693,051	12.74
U.S. Midwest	5,437,296	10.35
International	2,825,750	5.38
Total	$52,519,115	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2022:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$8,226,703	100.00%
Total	$8,226,703	100.00%

The Company’s investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns and will invest in directly originated and highly negotiated transactions with a primary focus on the debt of middle-market companies in the United States. During the year ended June 30, 2023, the Company made investments in new and existing portfolio companies of approximately $50.9 million and $1.1 million, respectively, to which it was not previously contractually committed to provide financial support. During the year ended June 30, 2022, the Company made investments of $8.2 million (fair value). The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$52,321,393	$52,321,393
Equity, Warrants and Other Investments	—	—	197,722	197,722
Total Investments	$—	$—	$52,519,115	$52,519,115

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$8,226,703	$8,226,703

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2023:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$8,226,703	$—	$8,226,703
Purchases (including PIK interest)	51,807,313	200,000	52,007,313
Sales	(7,557,432)	—	(7,557,432)
Amortization	217,280	—	217,280
Net realized gains (losses)	67,271	—	67,271
Transfers in	—	—	—
Transfers out	—	—	—
Net change in unrealized appreciation (depreciation)	(439,742)	(2,278)	(442,020)
Fair value at June 30, 2023	$52,321,393	$197,722	$52,519,115
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2023	$(439,742)	$(2,278)	$(442,020)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. Changes in unrealized gains (losses) relating to Level 3 instruments are included in "Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments" on the Consolidated Statement of Operations.

During the year ended June 30, 2023, the Company did not transfer any investments between Levels 1, 2 or 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2023 and June 30, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest PIK discount presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of June 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$33,649,472	Income Approach	Market Yields	12.8%	10.1% -16.1%
Senior Secured First Lien Debt Investments	2,263,801	Market Comparable Approach	EBITDA multiple	14.3x	14.3x
Senior Secured First Lien Debt Investments	16,408,120	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants, and Other Investments	197,722	Market Comparable Approach	EBITDA multiple	10.2x	5.2x-11.4x
Total	$52,519,115

	Fair Value as of June 30, 2022	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$8,226,703	Recent Transaction	Recent Transaction	N/A	N/A
Total	$8,226,703

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

Note 5. Borrowings

On September 9, 2022, the Company, through Investcorp US Institutional Private Credit SPV LLC, its wholly-owned subsidiary, entered into the 1.5 year, $25 million Capital One Revolving Financing Agreement with Capital One, which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On September 29, 2022, the Company amended the Capital One Revolving Financing Agreement to reduce the size of the Capital One Revolving Financing Agreement to $22.5 million. On June 14, 2023, the Company amended the Capital One Revolving Financing Agreement to increase the size of the Capital One Revolving Financing from $22.5 million to $40.0 million and extend the maturity date to June 14, 2028 (the “Maturity Date”). The Capital One Revolving Financing Agreement features a one-year reinvestment period and a six-month amortization period. Effective June 14, 2023, borrowings under the Capital One Revolving Financing Agreement generally bear interest at a rate per annum equal to SOFR plus 3.25%, so long as no event of default has occurred (as defined in the Capital One Revolving Financing Agreement). The default interest rate will be equal to the interest rate then in effect plus 2.00%.

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

As of June 30, 2023, there were $7.0 million in borrowings outstanding and $33.0 million was available under the Capital One Revolving Financing Agreement. As of June 30, 2022, there were no borrowings outstanding as no revolving financing was established.

For the year ended June 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $4.7 million and 3.93%, respectively. For the year ended June 30, 2022 there was no revolving financing established.

The fair value of the Company’s borrowing is estimated based on the rate at which similar facilities would be priced. At June 30, 2023, the fair value of the Company’s total borrowings was estimated at $7.0 million under the Capital One Revolving Financing, which the Company concluded was a Level 3 fair value. For the year ended June 30, 2022 there was no revolving financing established.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2024	$—
2025	—
2026	—
2027	—
2028	7,000,000
Total long-term debt	$7,000,000

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

The Company’s Board declared the following distributions during the year ended June 30, 2023:

Declared		Ex-Date	Record Date	Pay Date	Amount
January 17, 2023	(1)	January 16, 2023	January 17, 2023	January 23, 2023	$0.665
May 4, 2023		March 30, 2023	March 31, 2023	July 14, 2023	$0.170
May 4, 2023		June 29, 2023	June 30, 2023	July 14, 2023	$0.440

(1)
Declared prior to the Fund becoming a business development company.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand.

As of June 30, 2022, there were no unfunded commitments. The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Flatworld Intermediate Corporation - Revolver	$567,568	$—	0.50%	10/1/2027
Amerequip, LLC – Revolver	483,871	—	0.50%	8/31/2027
Archer Systems, LLC - Revolver	301,587	—	0.50%	8/11/2027
Evergreen North America Acquisitions, LLC - Revolver	110,425	—	0.50%	8/13/2026
NWN Parent Holdings LLC - Revolver	242,382	—	0.50%	5/7/2026
	$1,705,833	$—

Note 7. Related Party Transactions

Investment Advisory Agreement

The Company is party to the Investment Advisory Agreement with the Adviser. Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). For the year ended June 30, 2023, $161,123 in Management Fees were earned by the Adviser.

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

As of June 30, 2023, there was no Income-Based Incentive Fee accrued, earned or payable to the Adviser under the Investment Advisory Agreement.

The second component of the Incentive Fee, the Capital Gains Incentive Fee, will be determined and payable annually in arrears at the end of each calendar year or, in the event of the termination of the Investment Advisory Agreement, the date on which such event occurs. At the end of each calendar year (or termination of the Investment Advisory Agreement), the Company will pay the Adviser a Capital Gains Incentive Fee equal to 12.50% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, in each case from the Initial Closing.

As of June 30, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Investment Advisory Agreement.

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

As of June 30, 2023, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

Co-investment Exemptive Relief

On July 20, 2021, the SEC issued an order, granting certain of the Company’s affiliates exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Trustee”) must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies.

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

Note 8. Trustee Fees

The Company will pay each Independent Trustee an annual retainer of $35,000 for their service on the Board and any committee of the Board plus $500 per Board meeting attended. They also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with each Board and committee meeting attended in person. The Company has obtained trustees’ and officers’ liability insurance on behalf of the trustees and officers. For the year ended June 30, 2023, the Company recorded trustees’ fees of $43,500.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Net increase (decrease) in net assets resulting from operations	$1,553,290	$(164,147)
Weighted average shares of common stock outstanding	1,818,338	1,250,000
Basic/diluted net increase (decrease) in net assets from operations per share	$0.86	$(0.13)

Note 10. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the Year Ended June 30, 2023	For the Period from May 26, 2022 (inception) through June 30, 2022
Per share data:
Net asset value, beginning of period	$19.87	$—

Net investment income (loss)(1)	1.06	(0.13)
Net realized gain (loss)	0.04
Net change in unrealized appreciation (depreciation)(1)	(0.24)	—
Net increase (decrease) in net assets resulting from operations	0.86	(0.13)

Capital transactions(2)
Issuance of common shares	—	20.00
Dividends from net investment income(3)	(1.27)	—
Net increase (decrease) in net assets resulting from capital share transactions	(1.27)	20.00
Other(4)	(0.03)	—
Net asset value, end of period	$19.43	$19.87
Shares outstanding at end of period	2,522,659	1,250,000
Total return(5)	0.80%	(0.65)%	(6)

Ratio/Supplemental Data:
Net assets, at end of period	$49,019,100	$24,835,853
Ratio of total expenses to average net assets	6.27%	1.99%	(7)
Ratio of net investment income (loss) to average net assets	5.54%	(1.03)%	(7)
Portfolio turnover rate	22.90%	0.15%	(6)

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The per share data for dividends reflects the actual amount of the dividends declared per share during the period.
(3)
Includes an income distribution of approximately $0.66 per share that was made prior to the Fund's election to be regulated as a business development company under the 1940 Act.
(4)
Includes the impact of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)
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
(6)
Not annualized
(7)
Annualized

Note 11. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the year ended June 30, 2023:

Year Ended June 30, 2023
Loan Amendment/Consent Fee	$—
Other Fee Income	$25,662

Note 12. Tax Information

As of June 30, 2023, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$52,962,014
Gross unrealized appreciation	$—
Gross unrealized depreciation	(442,899)
Net unrealized investment depreciation	$(442,899)

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

From July 1, 2023 through September 15, 2023, the Company invested $6.4 million in four new portfolio companies and one existing portfolio company.

On September 14, 2023, the Company’s board of trustees declared a distribution for the quarter ended September 30, 2023 of $0.35 per share payable on November 2, 2023, to shareholders of record as of October 12, 2023.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2023.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 105b-1 Trading Plan

During the fiscal quarter ended June 30, 2023, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

The Fund’s business and affairs are managed under the direction of the Board. The Board consists of three members, a majority of whom are Independent Trustees. The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly valuation of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

Board of Trustees and Executive Officers

Trustees

Information regarding the Fund’s current trustees is as follows:

Name	Year of Birth	Position	Trustee Since(1)
Interested Trustee:
Michael Mauer	1961	Chief Executive Officer and Chairman	2022
Independent Trustees:
Joseph Wilson Jr.	1960	Trustee	2022
Julie Persily	1965	Trustee	2022

(1)
Each Trustee holds office for life or until his or ser successor is elected or the Fund terminates, unless such Trustee resigns or is removed in accordance with the Fund’s Amended and Restated Declaration of Trust.

The address for each of our trustees is c/o CM Investment Partners LLC, 280 Park Avenue, 39th Floor, New York, New York 10017.

Executive Officers Who Are Not Trustees

Name	Year of Birth	Position
Suhail A. Shaikh	1968	President
Rocco DelGuercio	1963	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary

Biographical Information

Trustees

Below please find certain information relating to each of the Fund’s trustees. For the purposes of this presentation, our trustees have been divided into two groups—Independent Trustees and Interested Trustees. Interested trustees are “interested persons” as defined in the 1940 Act.

Interested Trustee

Michael Mauer – Mr. Mauer serves as the Chairman and Chief Executive Officer of the Fund, Co-Chief Investment Officer of the Adviser, a member of the Adviser’s Investment Committee, and Co-Head of Investcorp. Since 2013, Mr. Mauer has served as Chairman and Chief Executive Officer of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a publicly traded BDC, and as Co-Chief Investment Officer and member of the investment committee of the external investment adviser of Investcorp Credit Management BDC, Inc. Mr. Mauer served as a Senior Managing Director and head of the leveraged loan effort at Cyrus Capital Partners, L.P. (“Cyrus Capital”) from September 2011 to February 2014. Mr. Mauer resigned from Cyrus Capital upon our election to be regulated as a BDC. From July 2009 to September 2010, Mr. Mauer worked for Icahn Capital where he was a Senior Managing Director and a member of the investment team. In addition, he was in charge of the firm’s Marketing and Investor Relations. Prior to that, Mr. Mauer was a Managing Director at Citigroup Inc. (NYSE: C), a financial services company, from 2001 to 2009. During that time, he led several businesses including Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution. In addition, during this period he was a senior member of Citigroup Inc.’s credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. From 1988 to 2001, Mr. Mauer held several positions at JPMorgan including Head of North American Investment Grade and Leverage Loan Syndicate, Sales and Trading businesses. Mr. Mauer began his career in 1982 at Price Waterhouse & Co., where he was a Senior Accountant and a C.P.A. Mr. Mauer received a B.S. from the University of Scranton and an M.B.A. from Columbia University.

Independent Trustees

Joseph Wilson Jr. – Mr. Wilson serves as an Independent Trustee of the Fund. Mr. Wilson was the Managing Director of Sales and Trading of Golub Capital, a U.S. credit asset manager, from 2015 to 2016. From 2002 to 2015 Mr. Wilson was a Managing Director at Citigroup Inc. where he was recruited to build Citigroup’s sales trading and syndication franchise, maintain high new issue and secondary sales, develop performance metrics, build teams, and cultivate high ROI relationships. Mr. Wilson also maintained the position of Director from 2002 to 2006. Mr. Wilson has also served varying roles at JPMorgan Chase such as Vice President from 1990 to 2002 and Corporate Finance Analyst/Associate from 1986 to 1990 where he contributed to the restructuring of loan product operations that were consolidated between 1997 and 2000 by bringing knowledge of secondary markets to a group heavily weighted towards primary distribution. Mr. Wilson has an MBA from Cornel University and a BA in accounting from North Carolina A&T State University. We believe Mr. Wilson’s extensive experience with financial institutions and his knowledge of capital markets and structured financing brings important and valuable skills to the Board.

Julie Persily – Ms. Persily serves as an Independent Trustees of the Fund. Ms. Persily retired in 2011 after serving as the Co-Head of Leveraged Finance and Capital Markets of Nomura Securities North America, a unit of Nomura Holdings Inc. (NYSE: NMR), a securities and investment banking company, since July 2010. Ms. Persily previously served in various capacities at Citigroup Inc. (NYSE: C), a financial services company, including as the Co-Head of the Leveraged Finance Group from December 2006 to November 2008, the Head of Acquisition Finance Group from December 2001 to November 2006 and as Managing Director from July 1999 to November 2001. From 1990 to 1999, Ms. Persily served in various capacities including as a Managing Director, Leveraged Finance at BT Securities Corp., a financial services company and a subsidiary of Bankers Trust Corp., which was acquired by Deutsche Bank in April 1999. From 1987 to 1989, Ms. Persily served as an analyst at Drexel Burnham Lambert, a securities and investment banking company. Ms. Persily has served as a director of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a publicly traded BDC, since 2013; Runway Growth Finance Corp. (NASDAQ: RWAY), a specialty finance company focused on providing senior secured loans, since 2016; SEACOR Marine Holdings, Inc. (NYSE: SMHI), a global marine and support transportation company, since April 2018; and StepStone Private Credit Fund LLC, a private BDC, since 2023. Ms. Persily received a B.A. in psychology and economics from Columbia College and a M.B.A in financing and accounting from Columbia Business School.

Executive Officers Who Are Not Trustees

Suhail A. Shaikh – Mr. Shaikh serves as the President of the Fund, Co-Chief Investment Officer of the Adviser, and a member of the Adviser’s Investment Committee. Mr. Shaikh also serves as President of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a publicly traded business development company, and is a member of the board of directors. Prior to joining Investcorp, Mr. Shaikh served as the Head of U.S. Private Credit for Alcentra Group. Mr. Shaikh also served as Vice Chair of the Global Private Credit Investment Committee and was a Board member of Alcentra NY, LLC, external manager to funds managed by Alcentra Group. Mr. Shaikh also served as member of Alcentra NY, LLC’s management committee. Mr. Shaikh was the Chief Executive Officer of Alcentra Capital Corporation since March 2019, a publicly listed business development company managed by Alcentra NY, LLC, and served on its Board of Directors. Prior to joining Alcentra, Mr. Shaikh was a partner and senior investment professional with Solar Capital Partners LLC. Prior to being a private credit investor, Mr. Shaikh was in investment banking for over fifteen years as a leveraged finance specialist and financial sponsor banker, most recently as a Managing Director in the Financial Sponsors Group at Bank of America Merrill Lynch. He previously worked in CIBC World Market’s Financial Sponsor Group and in the Leveraged Finance and Telecom Groups at JPMorgan & Co. in New York and London. He began his career as an investment analyst in the Investment Management Group at Bankers Trust. Mr. Shaikh earned an M.B.A. from The Wharton School with a concentration in Finance and graduated Cum Laude with an A.B. in Computer Science and Economics from Middlebury College.

Rocco DelGuercio – Mr. DelGuercio serves as the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of the Fund and Chief Financial Officer and Chief Compliance Officer of the Adviser. Since 2016, Mr. DelGuercio has served as the Chief Financial Officer and Chief Compliance Officer of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a publicly traded business development company, and he has served as Treasurer and Secretary since February 2023. Mr. DelGuercio brings over 35 years of experience in finance, accounting and asset management to the Fund and the Adviser. Prior to 2016, Mr. DelGuercio spent over 10 years at Credit Suisse Asset Management and served in various capacities, including as Chief Financial Officer and Treasurer of its 1940 Act mutual fund business. From February 2012 to April 2013, Mr. DelGuercio was an independent consultant for several mid to large money managers. From March 2004 to January 2012, Mr. DelGuercio served as Director of Legg Mason & Co., LLC where he oversaw their financial reporting and performance departments. Mr. DelGuercio earned a B.A. in Liberal Arts from The College of Staten Island, a B.A. in Business from Chadwick University and an M.B.A. in Finance from New York Institute of Technology.

Committees of the Board of Trustees

The Board has established an audit committee and may establish additional committees in the future.

Audit Committee

The members of the audit committee are Ms. Persily and Mr. Wilson, each of whom are Independent Trustees. Ms. Persily serves as chairman of the audit committee. The Board has determined that Ms. Persily is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Act. The audit committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the audit committee. The audit committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Fund’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.

Code of Ethics

The Fund and the Adviser have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by the Fund’s and the Adviser’s personnel. The code of ethics generally does not permit investments by the Fund’s and the Adviser’s employees in securities that may be purchased or held by the Fund.

Nomination of Trustees

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board implemented since the filing of Amendment No.1 to our Registration Statement on Form 10.

Insider Trading Policy

The Fund has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Fund’s securities by trustees, officers and employees, and the Fund itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant.

Item 11. Executive Compensation

None of the Fund’s officers receive direct compensation from the Fund. To the extent that the Administrator outsources any of its functions, the Fund will pay the fees associated with such functions at cost. The Fund will agree to reimburse the Administrator for its allocable portion of the compensation of any personnel that it provides for use by the Fund.

No compensation is expected to be paid to our Independent Trustees. We will pay each Independent Trustee an annual retainer of $35,000 for their service on our Board and any committee of our Board plus $500 per Board meeting attended. They also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with each Board and committee meeting attended in person. We have obtained trustees’ and officers’ liability insurance on behalf of our trustees and officers.

Compensation Committee

We currently do not have a compensation committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2023 none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to our shares as of September 15, 2023, by our trustees and executive officers, both individually and as a group, and by each person known to us to beneficially own 5% or more of our shares. With respect to persons known to us to beneficially own 5% or more of our shares, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our trustees or executive officers are deemed to beneficially own our shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

There is no share subject to options or warrants that are currently exercisable or exercisable within 60 days of September 15, 2023. Percentage of beneficial ownership is based on 2,522,659 outstanding shares as of September 15, 2023. Unless otherwise indicated by footnote, the business address of each person listed below is 280 Park Avenue, 39th Floor, New York, New York.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Trustee
Michael C. Mauer	—	—
Independent Trustees
Julie Persily	—	—
Joseph Wilson Jr.	—	—
Executive Officers
Suhail A. Shaikh	—	—
Rocco DelGuercio	—	—
Executive officers and trustees as a group	—	—
5% Holders
American Fidelity Assurance Company	756,811	30.1%
Delaware Life Insurance Company	252,270	10.0%
Ibexis Life & Annuity Insurance Company	1,256,307	49.9%
Clear Spring Life and Annuity Company	252,270	10.0%

(1)
Beneficial ownership in this column has been determined in accordance with Rule 13d-3 of the Exchange Act. Except as otherwise noted, each beneficial owner of more than five percent of the Company’s Shares and each trustee and executive officer has sole voting and/or investment power over the shares reported.

The following table sets forth as of September 15, 2023, the dollar range of our securities owned by our trustees and executive officers.

Name	Dollar Range of Equity Securities Beneficially Owned(1)
Interested Trustee:
Michael C. Mauer	None

Independent Trustees:
Julie Persily	None
Joseph Wilson Jr.	None

Executive Officers:
Suhail A. Shaikh	None
Rocco DelGuercio	None

(1)
Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

We have entered into both the Investment Advisory Agreement with the Adviser and the Administration Agreement with Administrator. Pursuant to the Investment Advisory Agreement, we will pay the Adviser the Management Fee and the Incentive Fee. See “Item 1 – Business – Management Agreements” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse Administrator for expenses necessary to perform services related to our administration and operations. In addition, the Adviser and its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.

The Adviser is a majority-owned subsidiary of Investcorp, and the Adviser also acts as the investment adviser and administrator of Investcorp Credit Management BDC, Inc., an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Investcorp Credit Management BDC, Inc. is a specialty finance company that invests in substantially the same investments as the Fund. In addition, the Fund, the Adviser, its affiliates and their principals and employees may in the future serve as investment adviser, managing member or general partner to Other Accounts and conduct investment activities for their own accounts. Such Other Accounts may have investment objectives or may implement investment strategies substantially similar to those of the Fund. In addition, the principals and employees of the Fund, the Adviser and its affiliates may and do also make investments of their own personal assets in the Fund and in Other Accounts of the Adviser or its affiliates.

Except as provided otherwise, none of the Fund, the Adviser or its affiliates and their principals and employees will be required to refrain from any other activity nor disgorge any profits from any such activity and will not be required to devote all or any particular part of its time and effort to the Fund and its affairs. Rather, the Fund, the Adviser, its affiliates and their principals and employees will devote so much of its time and effort to the affairs of the Fund as the Fund, in its sole judgment, determines is necessary in order to accomplish the purposes of the Fund. The Amended and Restated Declaration of Trust specifically provides that the Adviser, its affiliates and their principals and employees may conduct any other business, including any business within the securities industry, whether or not such business is in competition with the Fund. Without limiting the generality of the foregoing, the Fund, the Adviser, its affiliates and their principals and employees may act as investment adviser for others, may manage funds or capital for others, may have, make and maintain investments in its own name or through other entities and may serve as an officer, trustee, consultant, partner or shareholder of one or more investment funds, securities firms or advisory firms.

To the extent investment opportunities are suitable for the Fund and one or more Other Accounts, the Adviser will allocate such investment opportunities among the Fund and Other Accounts in accordance with the Adviser’s allocation policy, which incorporates the conditions of the Exemptive Relief. To the extent investment opportunities are suitable for the Fund and one or more Other Accounts, such investment opportunities will typically be allocated among the Fund and the Other Accounts in accordance with their target investment size (or if the target investment size exceeds an available investment opportunity, pro rata based on target investment size). Target investment sizes will be determined in a manner that the Adviser considers fair, reasonable and equitable under the circumstances taking into considerations such factors as availability of capital for investment, the composition of the investment portfolios, legal, tax and regulatory considerations, and such other factors that the Adviser deems relevant in making its investment allocation determination. However, situations may arise where the Fund could be disadvantaged because of the investment activities of the Other Accounts due, among other things, to limited availability of an opportunity or the market impact of investments on behalf of the Other Accounts.

Frequently, a particular investment may be bought or sold for only the Fund, or only one Other Account, or in different amounts and at different times for Investcorp Credit Management BDC, Inc. or more than one but less than all Other Accounts, and the Fund may or may not be included in such purchase or sale. Likewise, a particular investment may be bought for the Fund or one or more Other Accounts when one or more Other

Accounts are selling the same security. In addition, purchases or sales of the same investment may be made for two or more Other Accounts (and possibly for the Fund) on the same date. Certain of the Other Accounts have different terms, fees (including incentive fees) and investment objectives from the Fund. In such events, such transactions will be allocated among the Fund and Other Accounts as in the immediately preceding paragraph. In effecting transactions, it may not always be possible, or consistent with the possibly differing investment objectives of the various Other Accounts and the Fund, to take or liquidate the same investment positions at the same time or at the same prices.

From time to time, the Fund may purchase an investment from or sell an investment to Other Accounts (other than Investcorp Credit Management BDC, Inc.). Any such investment or sale of an investment by an Other Account (other than Investcorp Credit Management BDC, Inc.) will be consistent with all applicable law. Some conflicts of interest, such as principal trades, are particularly acute and the Adviser may seek independent consent or other conflicts resolution for transactions of such nature.

As a BDC, the Fund is subject to certain regulatory restrictions in negotiating certain investments with entities with which it may be restricted from doing so under the 1940 Act, such as the Adviser and its affiliates, unless it obtains an exemptive order from the SEC.

The Fund relies on Exemptive Relief that has been granted by the SEC to the Adviser and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates, including Investcorp Credit Management BDC, Inc., in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Exemptive Relief, the Fund generally expects to be permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching by the Fund or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objective and strategies, and (3) the investment by the Fund’s affiliates would not disadvantage the Fund, and the Fund’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the Exemptive Relief. As a result of Exemptive Relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of Investcorp Credit Management BDC, Inc. and/or other funds established by the Adviser or its affiliates that could avail themselves of the Exemptive Relief.

The foregoing does not necessarily constitute a comprehensive list of all potential and actual conflicts of interest.

Trustee Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of trustees must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or any of our affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each trustee, or any of his or her family members, and us, the Adviser, or of any of their respective affiliates, the Board has determined that Ms. Persily and Mr. Wilson qualify as independent trustees. Each trustee who serves on the Audit Committee is an independent trustee for purposes of Rule 10A-3 under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The Board, including the Audit Committee and independent trustees thereof, have selected RSM US LLP to serve as the Fund’s independent registered public accounting firm for the fiscal year ended June 30, 2023.

RSM US LLP has advised the Fund that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Fund or its affiliates.

The following table presents fees for professional services rendered by RSM US LLP for the fiscal year ended June 30, 2023. Aggregate audit and tax fees in the table below consist of fees billed and paid:

	Fiscal Year Ended June 30, 2023	Fiscal Year Ended June 30, 2022
Audit Fees	$139,000	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL FEES	$139,000	$—

Services rendered by RSM US LLP in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by RSM US LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the Audit Committee includes every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first Audit Committee meeting of the year must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. The Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Declaration of Trust(1)

3.2	Bylaws(1)

4.1*	Description of Securities

10.1	Form of Advisory Agreement between the Company and the Advisor(1)

10.2	Form of Administration Agreement between the Company and Administrator(1)

10.3	Form of License Agreement between the Company and CM Investment Partners LLC(1)

10.4	Form of Indemnification Agreement for Trustees and Officers(1)

10.5	Form of Custodian Agreement(1)

10.6	Form of Subscription Agreement(2)

10.7

Loan, Security and Investment Management Agreement, dated September 9, 2022 by and among CM Investment Partners, LLC, as investment manager, Investcorp US Institutional Private Credit SPV LLC, as borrower, each of the lenders from time to time party thereto, Capital One, as administrative agent, swingline lender and as arranger(1)

10.8

Second Amendment, dated September 29, 2022, to Loan, Security and Investment Management Agreement by and among CM Investment Partners, LLC, as investment manager, Investcorp US Institutional Private Credit SPV LLC, as borrower, each of the lenders from time to time party thereto, Capital One, as administrative agent, swingline lender and as arranger(1)

10.9

Third Amendment, dated as of November 4, 2022, to be effective as of September 29, 2022, to Loan, Security and Investment Management Agreement by and among CM Investment Partners, LLC, as investment manager, Investcorp US Institutional Private Credit SPV LLC, as borrower, each of the lenders from time to time party thereto, Capital One, as administrative agent, swingline lender and as arranger(1)

10.11

Fourth Amendment, dated June 14, 2023, to Loan, Security and Collateral Management Agreement by and among Investcorp US Institutional Private Credit SPV LLC, as borrower, each of the lenders party thereto, Webster Bank, N.A., Capital One, National Association, as administrative agent, swingline lender and as arranger, U.S. Bank Trust Company, National Association, as collateral custodian, U.S. Bank National Association, as document custodian, and CM Investment Partners, LLC, as collateral manager.(3)

14.1*	Code of Ethics of Registrant

19.1*	Insider Trading Policy
21.1	Subsidiaries of Registrant: Investcorp US Private Credit SPV LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10 (File No. 000-56501), filed on December 8, 2022.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10 (File No. 000-56501), filed on February 6, 2023.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01608), filed on June 14, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP US INSTITUTIONAL PRIVATE CREDIT FUND

Date: September 21, 2023	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer and Trustee

Date: September 21, 2023	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 21, 2023	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 21, 2023	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 21, 2023	/s/ Julie Persily
Julie Persily Trustee

Date: September 21, 2023	/s/ Joseph Wilson Jr.
Joseph Wilson Jr. Trustee