Form 10-Q
period 2023-09-30
Investcorp US Institutional Private Credit Fund
filed 2023-11-13
CIK 1948565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of November 13, 2023 was 2,522,659.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Assets and Liabilities

	September 30, 2023 (Unaudited)	June 30, 2023
Assets
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $61,951,885 and $52,962,014, respectively)	$61,532,614	$52,519,115
Cash	1,416,251	748,015
Cash, restricted	8,094,460	6,032,333
Interest receivable	558,809	673,524
Receivable for investments sold	—	3,018,318
Principal receivable	175,050	123,640
Due from Adviser	—	370,977
Deferred offering costs	90,567	133,458
Prepaid expenses	65,783	101,494
Other receivables	13,125	13,125
Total assets	71,946,659	63,733,999
Liabilities
Debt:
Revolving credit facility	7,000,000	7,000,000
Deferred debt issuance costs	(460,553)	(501,704)
Debt, net	6,539,447	6,498,296
Dividend payable	882,931	1,538,822
Base management fees payable	185,493	92,203
Income-based incentive fees payable	105,748	—
Interest expense payable	146,015	115,625
Accrued organizational and offering expenses	109,199	109,199
Payable for investments purchased	14,585,650	5,804,792
Trustees' fees payable	23,000	23,000
Accounts payable and accrued expenses	445,178	532,962
Total liabilities	23,022,661	14,714,899
Commitments and contingencies (See Note 6)
Net Assets:
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 2,522,659 and 2,522,659 shares issued and outstanding, respectively	$25,227	$25,227
Paid-in-capital in excess of par value	49,726,694	49,726,694
Total distributable earnings (loss)	(827,923)	(732,821)
Total net assets	$48,923,998	$49,019,100
Total liabilities and net assets	$71,946,659	$63,733,999
Net asset value per share	$19.39	$19.43

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2023	2022
Income:
Non-controlled/non-affiliated company investments:
Interest income	$1,598,761	$526,094
Payment in-kind interest income	13,100	—
Other fee income	57,289	—
Total investment income	1,669,150	526,094
Interest from cash and cash equivalents	70,339	-
Total income	1,739,489	526,094
Expenses:
Professional fees	151,437	192,050
Organizational expenses	—	143,737
Custodian and administrator fees	185,203	61,886
Trustees’ fees	20,500	—
Insurance expense	40,522	20,900
Interest expense	216,269	11,718
Base management fees	93,290	—
Income-based incentive fees	105,748	—
Amortization of deferred debt issuance costs	41,151	6,217
Offering expense	42,891	—
General and administrative expenses	78,277	845
Total expenses	975,288	437,353
Net investment income (loss)	764,201	88,741
Net realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate company investments	23,628	64,913
Total net realized and unrealized gain (loss) on investments	23,628	64,913
Net increase (decrease) in net assets resulting from operations	$787,829	$153,654
Per share data:
Net investment income (loss) per share - basic and diluted	$0.30	$0.07
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.31	$0.12
Weighted average common shares outstanding - basic and diluted	2,522,659	1,250,000

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2023	2022
Net assets at beginning of period	$49,019,100	24,835,853
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	764,201	88,741
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	23,628	64,913
Net increase (decrease) in net assets resulting from operations	787,829	153,654
Stockholder distributions:
Distributions from net investment income	(882,931)	—
Net decrease in net assets resulting from stockholder distributions	(882,931)	—
Net increase (decrease) in net assets	(95,102)	153,654
Net assets at end of period	$48,923,998	$24,989,507

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Statement of Cash Flows (Unaudited)

	For the three months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$787,829	$153,654
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(12,954,206)	(19,164,925)
Proceeds from principal repayments of investments and sales of investments	4,121,001	74,057
Amortization of premium/accretion of discount, net	(156,666)	(14,477)
Amortization of deferred debt issuance costs	41,151	6,217
Net change in unrealized (appreciation) depreciation on investments	(23,628)	(64,913)
Net (increase) decrease in operating assets:
Interest receivable	114,715	(177,449)
Receivable for investments sold	3,018,318	(4,839)
Principal receivable	(51,410)	—
Due from Adviser	370,977	—
Deferred offering costs	42,891	(16,506)
Prepaid expenses	35,711	(37,800)
Other receivables	—	(13,124)
Net increase (decrease) in operating liabilities:
Base management fees payable	93,290	—
Income-based incentive fees payable	105,748	—
Interest expense payable	30,390	11,718
Accrued organizational and offering expenses	—	140,743
Payable for investments purchased	8,780,858	1,118,117
Trustees' fees payable	—	—
Accounts payable and accrued expenses	(87,784)	54,386
Net cash (used in) provided by operating activities	4,269,185	(17,935,141)
Cash flows from financing activities:
Proceeds from borrowing on revolving financing facility	—	2,400,000
Distributions to stockholders	(1,538,822)	—
Payment for deferred debt issuance costs	—	(118,125)
Net cash provided by (used in) financing activities	(1,538,822)	2,281,875
Net change in Cash	2,730,363	(15,653,266)
Cash and restricted cash, beginning of period (1)	6,780,348	19,127,704
Cash and restricted cash, end of period (2)	$9,510,711	$3,474,438
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$185,879	$—

(1)
Represents $748,015 and $6,032,333 of unrestricted and restricted cash, respectively, as of June 30, 2023 and $19,127,704 of unrestricted cash as of June 30, 2022.
(2)
Represents $1,416,251 and $8,094,460 of unrestricted and restricted cash, respectively, as of September 30, 2023 and $3,474,438 of unrestricted cash as of September 30, 2022.

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

Investments (1) (2) (3) (7)	Industry	Interest Rate (13)	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
First Lien Term Loan
Aadvantage Loyalty IP Ltd.(4)	Consumer Services	3M L + 4.75% (0.75% Floor)	8/10/2023	4/20/2028	$2,500,000	$2,593,750	$2,575,000	5.3%
Alphia Inc.(4)	Consumer Goods	3M S + 6.00% (0.00% Floor)	7/13/2023	3/5/2027	1,267,364	1,267,364	1,267,364	2.6%
AMCP Clean Acquisition Company, LLC(4)	Hotels, Restaurants, and Leisure	3M S + 4.25% (0.00% Floor)	3/17/2023	7/10/2025	3,973,914	3,599,864	3,695,740	7.6%
Amerequip, LLC(4)(10)	Machinery	6M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	2,636,129	2,130,177	2,173,781	4.4%
American Auto Auction Group, LLC.(4)	Automotive Retail	3M S + 5.00% (1.00% Floor)	4/12/2023	12/30/2027	2,984,810	2,747,878	2,835,570	5.8%
American Nuts Holdings, LLC - Term Loan A(4)(5)(8)	Consumer Staples Distribution & Retail	3M S + 6.75% + 1.00% PIK (1.00% Floor)	7/1/2022	4/10/2026	1,414,875	1,401,849	1,047,326	2.1%
American Nuts Holdings, LLC - Term Loan B(4)(5)(8)	Consumer Staples Distribution & Retail	3M S + 8.75% + 1.00% PIK (1.00% Floor)	7/1/2022	4/10/2026	1,414,875	1,401,467	1,046,689	2.1%
Archer Systems, LLC(4)(10)	Professional Services	3M S + 6.00% (1.00% Floor)	8/11/2022	8/11/2027	2,609,107	2,286,780	2,330,595	4.8%
Axiom Global Inc.(4)	Consumer Services	3M S + 4.75% (0.75% Floor)	9/12/2023	10/1/2026	2,244,171	2,211,755	2,212,079	4.5%
BAART Programs, Inc.(4)	Health Care Providers & Services	3M S + 5.00% (1.00% Floor)	4/24/2023	6/11/2027	2,395,613	2,345,613	2,371,657	4.8%
Bioplan USA, Inc. - Priority Term Loan(4)	Containers & Packaging	3M S + 10.00% (4.00% Floor)	4/5/2023	3/8/2027	2,804,317	2,994,934	3,000,619	6.1%
Congruex Group LLC(4)	Construction & Engineering	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	1,994,949	1,965,025	1,968,766	4.0%
Crafty Apes LLC(4)(11)	Entertainment	1M S + 7.06% (1.00% Floor)	10/28/2022	11/1/2024	2,500,000	2,496,562	2,375,000	4.9%
Empire Office Inc.(4)	Trading Companies & Distributors	1M L + 6.75% (1.50% Floor)	8/17/2022	4/12/2024	2,802,632	2,788,464	2,802,632	5.7%
Evergreen North America Acquisitions, LLC(4)	Machinery	3M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	1,782,397	1,755,379	1,764,573	3.6%
Evergreen North America Acquisitions, LLC - Revolver(4)(10)	Machinery	3M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	194,868	81,673	83,599	0.2%
Flatworld Intermediate Corporation(4)(10)	IT Services	3M S + 6.50% (1.00% Floor)	10/3/2022	10/1/2027	2,819,595	2,204,988	2,139,426	4.4%
Fleetpride, Inc.(4)	Trading Companies & Distributors	3M S + 4.50% (0.50% Floor)	9/27/2023	9/29/2028	2,500,000	2,471,250	2,500,000	5.1%
Klein Hersh, LLC(4)(12)	Professional Services	1M S + 3.00% (0.50% Floor)	6/22/2022	4/27/2027	337,153	302,551	327,881	0.7%
Kronos Acquisition Holdings, Inc.(4)	Chemicals	3M S + 3.75% (0.50% Floor)	9/21/2023	12/22/2026	1,995,637	1,995,637	1,995,637	4.1%
LABL, INC.(4)	Containers & Packaging	3M S + 5.00% (0.50% Floor)	4/11/2023	10/30/2028	84,443	2,932,576	2,984,810	6.1%
LaserAway Intermediate Holdings II, LLC(4)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2022	10/14/2027	2,969,773	2,920,033	2,969,773	6.1%
LSF9 Atlantis Holdings, LLC(4)	Specialty Retail	3M S + 7.25% (0.75% Floor)	6/14/2023	3/31/2029	2,000,000	1,970,427	1,960,000	4.0%
NWN Parent Holdings LLC(4)(10)	IT Services	3M S + 8.00% (1.00% Floor)	3/22/2023	5/7/2026	2,210,501	1,791,555	1,865,397	3.8%
PVI Holdings, Inc.(4)(6)	Trading Companies & Distributors	3M S + 6.67% (1.00% Floor)	7/29/2022	1/18/2028	1,980,000	1,964,120	1,980,000	4.0%
Sandvine Corporation(4)(9)	Software	3M S + 4.50% (0.00% Floor)	2/3/2023	10/31/2025	2,958,901	2,851,742	2,781,367	5.7%
U.S. Hospitality Publishers, Inc.(4)	Communication Services	3M S + 7.00% (0.00% Floor)	8/21/2023	12/18/2025	426,751	416,082	426,751	0.9%
Work Genius Holdings, Inc.(4)	Professional Services	3M S + 7.50% (1.00% Floor)	6/13/2022	6/7/2027	2,963,077	2,939,701	2,911,223	6.0%
Xenon Arc, Inc.(4)	Trading Companies & Distributors	3M S + 5.25% (0.75% Floor)	7/18/2022	12/17/2027	2,962,312	2,922,689	2,962,311	6.1%
Total First Lien Term Loan						$61,751,885	$61,355,566	125.5%
Equity
CF Arch Holdings LLC (Equity Interest)	Professional Services		8/11/2022		100,000	$100,000	$160,000	0.3%
Flatworld Intermediate Corporation - Equity	IT Services		10/3/2022		4,405	100,000	17,048	0.0%
Total Equity						$200,000	$177,048	0.3%
Total						$61,951,885	$61,532,614	125.8%
Liabilities in excess of other assets							(12,608,616)	(25.8%)
Net Assets							$48,923,998	100.0%

See notes to unaudited consolidated financial statements.

Investcorp US Institutional Private Credit Fund and Subsidiary

Consolidated Schedule of Investments - (Continued)

(Unaudited)

September 30, 2023

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $61,532,614 at fair value and represented 125.8% of the Company’s net assets.
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
(6)
The Company has entered into an Agreement Among Lenders with the “first out” lenders whereby the “first out” tranche will receive priority ahead of the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of Secured Overnight Financing Rate ("SOFR") plus 6.00% subject to a grid (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(7)
All investments are qualifying asset under Section 55(a) of the 1940 Act, unless otherwise indicated. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualified assets are organized under the laws of, and have a principal place of business in, the U.S.
(8)
Classified as non-accrual asset.
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets represented 3.9% of the Company’s total assets, at fair value. A portfolio company domiciled in Canada. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(10)
Refer to Note 6 for more detail on the unfunded commitments.
(11)
The Company has entered into an Agreement Amongst Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 6.25% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(12)
The Company has entered into an Agreement Amongst Lenders that entitles the Company to the “first out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of SOFR plus 7.50% (Floor 0.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such lower rate.
(13)
Interest rates as of September 30, 2023:

1M L - 1 month London Interbank Offered Rate (5.43% as of September 30, 2023)

3M L - 3 month London Interbank Offered Rate (5.66% as of September 30, 2023)

6M L - 6 month London Interbank Offered Rate (5.90% as of September 30, 2023)

1M S - 1 month Secured Overnight Financing Rate (5.32% as of September 30, 2023)

3M S - 3 month Secured Overnight Financing Rate (5.40% as of September 30, 2023)

6M S - 6 month Secured Overnight Financing Rate (5.47% as of September 30, 2023)

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

3M S - 3 month Secured Overnight Financing Rate (5.27% as of June 30, 2023)

6M S - 6 month Secured Overnight Financing Rate (5.39% as of June 30, 2023)

Investcorp US Institutional Private Credit Fund and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

Note 1. Organization

Investcorp US Institutional Private Credit Fund (the “Company”) was formed as a Delaware statutory trust and commenced investment operations on May 26, 2022. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

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

On January 18, 2023, the Company completed a closing of capital commitments (the “Initial Closing”) in its first private offering of Shares to an investor (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws. In connection with the Initial Closing, the Company issued 1,267,659 Shares to a shareholder for an aggregate purchase price of $25,000,000. On September 30, 2023, the only two shareholders of the Company held 2,517,659 and 5,000 shares, respectively.

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

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying audited financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2023. All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2023, we had two investments on non-accrual status, which represented approximately 3.4% of our portfolio at fair value. As of June 30, 2023, we had two investments on non-accrual status, which represented approximately 4.3% of our portfolio at fair value.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of September 30, 2023 or June 30, 2023.

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

Observable inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. Unobservable inputs used in these approaches may include, but are not limited to, illiquidity discount, PIK discount, yield, broker quotes, implied volatility, recent funding and intrinsic value. The Board will typically make changes in the valuation method as changes in the underlying company dictates, such as moving from the asset approach to market approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the estimated fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material. At September 30, 2023 and June 30, 2023, investments fair valued in good faith based on management developed models represented approximately 100% of all the Company’s investments.

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

For the three months ended September 30, 2023 and 2022, the Company did not incur any U.S. federal excise tax.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for any tax year since inception. Each of the tax years since inception remains subject to examination by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2023 and September 30, 2022. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	Three months ended September 30,
	2023	2022
Investment purchases, at cost (including PIK interest)	$12,954,206	$19,164,925
Investment sales and payments/paydowns	4,121,001	74,057

The composition of the Company’s investments as of September 30, 2023 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$61,751,885	99.7%	$61,355,566	99.7%
Equity, Warrants and Other Investments	200,000	0.3	177,048	0.3
Total	$61,951,885	100.0%	$61,532,614	100.0%

The composition of the Company’s investments as of June 30, 2023 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$52,762,014	99.6%	$52,321,393	99.6%
Equity, Warrants and Other Investments	200,000	0.4	197,722	0.4
Total	$52,962,014	100.0%	$52,519,115	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$10,244,944	16.64%
Containers & Packaging	5,985,429	9.73
Professional Services	5,729,699	9.31
Consumer Services	4,787,079	7.78
Machinery	4,021,952	6.54
IT Services	4,021,871	6.54
Hotels, Restaurants, and Leisure	3,695,740	6.01
Diversified Consumer Services	2,969,773	4.83
Automotive Retail	2,835,570	4.61
Software	2,781,367	4.52
Entertainment	2,375,000	3.86
Health Care Providers & Services	2,371,657	3.85
Consumer Staples Distribution & Retail	2,094,015	3.40
Chemicals	1,995,637	3.24
Construction & Engineering	1,968,766	3.20
Specialty Retail	1,960,000	3.19
Consumer Goods	1,267,364	2.06
Communication Services	426,751	0.69
Total	$61,532,614	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$7,767,915	14.79%
IT Services	7,243,687	13.79
Professional Services	6,129,569	11.67
Containers & Packaging	5,940,657	11.31
Machinery	4,340,574	8.27
Hotels, Restaurants, and Leisure	3,585,916	6.83
Diversified Consumer Services	2,977,330	5.67
Software	2,825,751	5.38
Automotive Retail	2,738,051	5.21
Entertainment	2,387,500	4.55
Health Care Providers & Services	2,348,366	4.47
Consumer Staples Distribution & Retail	2,263,800	4.31
Specialty Retail	1,970,000	3.75
Total	$52,519,115	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$15,439,226	25.10%
U.S. West	13,690,606	22.25
U.S. Southwest	11,785,423	19.15
U.S. Midwest	8,421,592	13.69
U.S. Southeast	7,202,321	11.70
International	2,781,367	4.52
U.S. Mid-Atlantic	2,212,079	3.59
Total	$61,532,614	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$18,694,782	35.61%
U.S. West	11,796,896	22.46
U.S. Southwest	7,071,340	13.46
U.S. Southeast	6,693,051	12.74
U.S. Midwest	5,437,296	10.35
International	2,825,750	5.38
Total	$52,519,115	100.00%

The Company’s investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns and will invest in directly originated and highly negotiated transactions with a primary focus on the debt of middle-market companies in the United States. During the three months ended September 30, 2023, the Company made investments in new portfolio companies of approximately $13.0 million to which it was not previously contractually committed to provide financial support, while there were no add-on investments made in existing portfolio companies. During the year ended June 30, 2023, the Company made investments in new and existing portfolio companies of approximately $50.9 million and $1.1 million, respectively, to which it was not previously contractually committed to provide financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$61,355,566	$61,355,566
Equity, Warrants and Other Investments	—	—	177,048	177,048
Total Investments	$—	$—	$61,532,614	$61,532,614

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$52,321,393	$52,321,393
Equity, Warrants and Other Investments	—	—	197,722	197,722
Total Investments	$—	$—	$52,519,115	$52,519,115

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2023:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2023	$52,321,393	$197,722	$52,519,115
Purchases (including PIK interest)	12,954,206	—	12,954,206
Sales	(4,121,001)	—	(4,121,001)
Amortization	156,666	—	156,666
Net realized gains (losses)	—	—	—
Transfers in	—	—	—
Transfers out	—	—	—
Net change in unrealized appreciation (depreciation)	44,302	(20,674)	23,628
Fair value at September 30, 2023	$61,355,566	$177,048	$61,532,614
Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2023	$44,754	(20,674)	$24,080

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2022:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$8,226,703	$—	$8,226,703
Purchases (including PIK interest)	19,064,926	100,000	19,164,926
Sales	(74,057)	—	(74,057)
Amortization	14,477	—	14,477
Net realized gains (losses)	—	—	—
Transfers in	—	—	—
Transfers out	—	—	—
Net change in unrealized appreciation (depreciation)	64,913	—	64,913
Fair value at September 30, 2022	$27,296,962	$100,000	$27,396,962
Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2022	$64,913	—	$64,913

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. Changes in unrealized gains (losses) relating to Level 3 instruments are included in "Net change in unrealized appreciation (depreciation) on non- controlled/non-affiliate company investments" on the Consolidated Statement of Operations.

During the three months ended September 30, 2023, the Company did not transfer any investments between Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2023 and June 30, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest PIK discount presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of September 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$43,331,143	Income Approach	Market Yields	13.5%	9.9% -18.1%
Senior Secured First Lien Debt Investments	2,094,016	Market Comparable Approach	EBITDA multiple	5.2x	5.2x
Senior Secured First Lien Debt Investments	15,930,407	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants, and Other Investments	177,048	Market Comparable Approach	EBITDA multiple	10.8x	4.7x-11.4x
Total	$61,532,614

	Fair Value as of June 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$33,649,472	Income Approach	Market Yields	12.8%	10.1% -16.1%
Senior Secured First Lien Debt Investments	2,263,801	Market Comparable Approach	EBITDA multiple	14.3x	14.3x
Senior Secured First Lien Debt Investments	16,408,120	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants, and Other Investments	197,722	Market Comparable Approach	EBITDA multiple	10.2x	5.2x-11.4x
Total	$52,519,115

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

As of both September 30, 2023 and June 30, 2023, there were $7.0 million in borrowings outstanding and $33.0 million was available under the Capital One Revolving Financing Agreement.

For the quarter ended September 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $7.0 million and 8.56%, respectively. For the quarter ended September 30, 2022, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $26,089 and 0.07%, respectively, due to the facility having a balance only on the last day of the quarter.

The fair value of the Company’s borrowing is estimated based on the rate at which similar facilities would be priced. At September 30, 2023, the fair value of the Company’s total borrowings was estimated at $7 million under the Capital One Revolving Financing, which the Company concluded was a Level 3 fair value. At June 30, 2023, the fair value of the Company’s total borrowings was estimated at $7.0 million under the Capital One Revolving Financing, which the Company concluded was a Level 3 fair value.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

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

The Company’s Board declared the following distributions during the three months ended September, 2023:

Declared	Ex-Date	Record Date	Pay Date	Amount
September 14, 2023	October 11, 2023	October 12, 2023	November 2, 2023	$0.350

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand.

The following table details the Company’s unfunded commitments to portfolio companies as of September 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Amerequip, LLC - Revolver	$483,871	$—	0.50%	8/31/2027
Archer Systems, LLC - Revolver	301,587	—	0.50%	8/11/2027
Evergreen North America Acquisitions, LLC - Revolver	110,425	—	0.50%	8/13/2026
Flatworld Intermediate Corporation - Revolver	567,568	—	0.50%	10/1/2027
NWN Parent Holdings LLC - Revolver	363,573	—	0.50%	5/7/2026
	$1,827,024	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Flatworld Intermediate Corporation - Revolver	567,568	$—	0.50%	10/1/2027
Amerequip, LLC – Revolver	483,871	—	0.50%	8/31/2027
Archer Systems, LLC - Revolver	301,587	—	0.50%	8/11/2027
Evergreen North America Acquisitions, LLC - Revolver	110,425	—	0.50%	8/13/2026
NWN Parent Holdings LLC - Revolver	242,382	—	0.50%	5/7/2026
	$1,705,833	$—

Note 7. Related Party Transactions

Investment Advisory Agreement

The Company is party to the Investment Advisory Agreement with the Adviser. Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). For the three months ended September 30, 2023, $93,290 in Management Fees were earned by the Adviser. No fees were earned by the Advisor for the three months ended September 30, 2022. As of September 30, 2023 and June 30, 2023, $185,493 and $92,203 of such fees, respectively, were payable.

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

For the three months ended September 30, 2023, $105,748 in Income-Based Incentive Fees were earned by the Adviser under the Investment Advisory Agreement. As of September 30, 2023, $105,748 of such fees were payable. As of June 30, 2023, there was no Income-Based Incentive Fee accrued, earned or payable to the Adviser under the Investment Advisory Agreement.

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

As of September 30, 2023 and June 30, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Investment Advisory Agreement.

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

As of September 30, 2023 and June 30, 2023, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Trustee Fees

The Company will pay each Independent Trustee an annual retainer of $35,000 for their service on the Board and any committee of the Board plus $500 per Board meeting attended. They also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with each Board and committee meeting attended in person. The Company has obtained trustees’ and officers’ liability insurance on behalf of the trustees and officers. For the three months ended September 30, 2023 and 2022, the Company recorded trustees’ fees of $20,500 and $0, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended September 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$787,829	$153,654
Weighted average shares of common stock outstanding	2,522,659	1,250,000
Basic/diluted net increase (decrease) in net assets from operations per share	$0.31	$0.12

Note 10. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the three months ended September 30,
	2023		2022
Per share data:
Net asset value, beginning of period	$19.43		19.87

Net investment income (loss)(1)	0.30		0.07
Net change in unrealized appreciation (depreciation)(1)	0.01		0.05
Net increase (decrease) in net assets resulting from operations	0.31		0.12

Capital transactions(2)
Dividends from net investment income	(0.35)		—
Net increase (decrease) in net assets resulting from capital share transactions	(0.35)		—
Net asset value, end of period	$19.39		$19.99
Shares outstanding at end of period	2,522,659		1,250,000
Total return(3)	(0.21)%	(4)	0.60%	(4)

Ratio/Supplemental Data:
Net assets, at end of period	$48,923,998		$24,989,507
Ratio of total expenses to average net assets	7.90%	(5)	5.25%	(5)
Ratio of net investment income (loss) to average net assets	6.19%	(5)	3.13%	(5)
Portfolio turnover rate	7.23%	(4)	0.42%	(4)

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The per share data for dividends reflects the actual amount of the dividends declared per share during the period.
(3)
Total return displayed is net of all fees, including all operating expenses such as management fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value per share divided by the beginning net asset value per share.
(4)
Not annualized
(5)
Annualized

Note 11. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2023 and September 30, 2022:

	Three months ended September 30,
	2023	2022
Loan Amendment/Consent Fee	$—	$—
Other Fee Income	$57,289	$—

Note 12. Tax Information

As of September 30, 2023, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$61,951,885
Gross unrealized appreciation	$754,186
Gross unrealized depreciation	(1,173,457)
Net unrealized investment depreciation	$(419,271)

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

From October 1, 2023 through November 13, 2023, the Company invested $2.6 million in one new portfolio company and one existing portfolio company.

On November 9, 2023, the Company's board of trustees declared a distribution for the quarter ended December 31, 2023 of $0.35 per share payable on January 8, 2024 to shareholders of record as of December 14, 2023.

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
•
actual and potential conflicts of interest with our investment adviser, CM Investment Partners LLC (the “Adviser”);
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

Our investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We invest primarily in the debt of U.S. middle-market companies (typically those with $10.0 million to $75.0 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”)) through first lien, unitranche, second lien, and unsecured debt financing, often with corresponding equity of portfolio companies through warrants. The Company expects that such equity investments will make up less than 1% of the Company’s total assets (measured at the time of investment).

Our investment activities are managed by our Adviser. Investcorp Credit Management US LLC (“Investcorp”) holds a majority ownership interest in the Adviser. Investcorp is a leading global credit investment platform with assets under management of $22.0 billion as of September 30, 2023. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 45 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group.” Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of September 30, 2023 and June 30, 2023, we had no Taxable Subsidiaries.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common shares of beneficial interest if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

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

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Quarterly Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in our most recently filed Annual Report on Form 10-K, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of trustees (the “Board”)), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and in this Quarterly Report on Form 10-Q. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

As of September 30, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 85.5% of our total assets, as compared to 82.4% of our total assets as of June 30, 2023.

See Note 2.i. “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

Revenue Recognition

Our revenue recognition policies are as follows:

Net realized gains (losses) on investments: Gains or losses on the sale of investments are calculated using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, purchase and original issue discount (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on nonaccrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2023 and June 30, 2023, we had two investments on non-accrual status, in each respective period, which represented approximately 3.4% and 4.3%, respectively, of our portfolio at fair value.

Financing Facilities

On September 9, 2022, we, through Investcorp US Institutional Private Credit SPV LLC, our wholly-owned subsidiary, entered into the 1.5 year, $25 million senior secured revolving credit facility (the “Capital One Revolving Financing Agreement”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in our investment portfolio. On September 29, 2022, we amended the Capital One Revolving Financing Agreement to reduce the size of the Capital One Revolving Financing Agreement to $22.5 million. On June 14, 2023, we amended the Capital One Revolving Financing Agreement to increase the size of the Capital One Revolving Financing from $22.5 million to $40.0 million and extend the maturity date to June 14, 2028 (the “Maturity Date”). The Capital One Revolving Financing Agreement features a one-year reinvestment period and a six-month amortization period. Effective June 14, 2023, borrowings under the Capital One Revolving Financing Agreement generally bear interest at a rate per annum equal to the SOFR plus 3.25%, so long as no event of default has occurred (as defined in the Capital One Revolving Financing Agreement). The default interest rate will be equal to the interest rate then in effect plus 2.00%.

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

As of September 30, 2023, there were $7.0 million in borrowings outstanding and $33.0 million was available under the Capital One Revolving Financing Agreement.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2023, approximately 96.1% of our total assets were qualifying assets.

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

As of September 30, 2023, our investment portfolio of $61.5 million (at fair value) consisted of debt and equity investments in 30 portfolio companies, of which 99.7% were senior secured first lien investments. As of June 30, 2023, our investment portfolio of $52.5 million (at fair value) consisted of debt investments in 21 portfolio companies, of which 99.6% were senior secured first lien investments.

As of September 30, 2023, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.43%. As of September 30, 2023, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 12.39%.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At September 30, 2023 and June 30, 2023, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at September 30, 2023	Percentage of Total Portfolio at June 30, 2023
Trading Companies & Distributors	16.64%	14.79%
Containers & Packaging	9.73	11.31
Professional Services	9.31	11.67
Consumer Services	7.78	—
IT Services	6.54	13.79
Machinery	6.54	8.27
Hotels, Restaurants, and Leisure	6.01	6.83
Diversified Consumer Services	4.83	5.67
Automotive Retail	4.61	5.21
Software	4.52	5.38
Entertainment	3.86	4.55
Health Care Providers & Services	3.85	4.47
Consumer Staples Distribution & Retail	3.40	4.31
Chemicals	3.24	—
Construction & Engineering	3.20	—
Specialty Retail	3.19	3.75
Consumer Goods	2.06	—
Communication Services	0.69	—
	100.00%	100.00%

During the three months ended September 30, 2023, we added 7 new investments totaling approximately $13.0 million. All of these investments were first lien investments in new portfolio companies.

At September 30, 2023 and June 30, 2023, 100.0% of our debt investments bore interest based on floating rates based on indices such as the London Interbank Offered Rate ("LIBOR"), SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2023, we had five investments with aggregate unfunded commitments of $1.8 million, and as of June 30, 2023 we had five investments with aggregate unfunded commitments of $1.7 million. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of September 30, 2023			As of June 30, 2023
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	1,980,000	3.0%	1	$—	—%	—
2	47,392,017	77.0	21	39,347,258	75.0	22
3	10,066,582	16.0	6	10,908,057	21.0	7
4	2,094,015	4.0	2	2,263,800	4.0	2
5	—	—	—	—	—	—
Total	$61,532,614	100.0%	30	$52,519,115	100.0%	31

Results of Operations

Comparison of the three months ended September 30, 2023 and September 30, 2022

Operating results for the three months ended September 30, 2023 and September 30, 2022 were as follows:

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2023 increased to $1.7 million from $0.5 million for the three months ended September 30, 2022, primarily related to an increase in assets under management which increased interest income, PIK interest income and other fee income received during the quarter.

Expenses

Total expenses for the three months ended September 30, 2023 increased to $1.0 million, compared to $0.4 million for the three months ended September 30, 2022, primarily due to an increase in custodian and administrator fees due to an increase in investment activity and assets under management, an increase in interest expense with the Capital One Revolving Financing associated with an increase in borrowing activities, and increases in the independent trustees' fees, base management fees, income-based incentive fees, offering expense, and general and administrative expenses when compared to no expenses for such fees in the prior year.

Net investment income

Net investment income increased to $0.8 million for the three months ended September 30, 2023 from $88,741 for the three months ended September 30, 2022, primarily due to the increase in investment income related to the increase in assets under management from increased investment activities offset by the increase in interest expense with the Capital One Revolving Financing associated with the increased borrowing activities and the increase in overall operating expenses.

Net realized gain or loss

There was no realized gain or loss on investments for the three months ended September 30, 2023 and 2022, respectively.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $23,628 and $64,913 for the three months ended September 30, 2023 and 2022, respectively.

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

Cash flows

For the three months ended September 30, 2023, our unrestricted cash balance increased by $0.7 million. During that period, cash increased by $4.3 million from operating activities, primarily due to a decrease in receivable for investments sold of $3.0 million, an increase in payables for investments purchased of $8.8 million and proceeds from principal repayments of investments in portfolio companies of $4.1 million, offset primarily by the purchase of investments in portfolio companies of $13.0 million. During the same period, net cash from financing activities decreased by $1.5 million due to distributions paid to our stockholders.

Capital resources

As of September 30, 2023, we had $1.4 million and $8.0 million in unrestricted and restricted cash, respectively, and $33.0 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On August 31, 2022, our sole shareholder approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective August 31, 2022, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of shares senior to our common shares of beneficial interest if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2023, our asset coverage for borrowed amounts was 799% as we had $7.0 million in borrowings outstanding under the Capital One Revolving Financing Agreement.

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

In accordance with certain applicable U.S. Department of Treasury (“Treasury”) regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own shares as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or shares of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in shares). In no event will any shareholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in shares will be equal to the amount of cash that could have been received instead of shares. We have no current intention of paying dividends in shares of our beneficial interest in accordance with these Treasury regulations or private letter rulings.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023, our off-balance sheet arrangements consisted of $1.8 million in unfunded commitments to five of our portfolio companies. As of September 30, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2023, our off-balance sheet arrangements consisted of $1.7 million in unfunded commitments to five of our portfolio companies. As of June 30, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

From October 1, 2023 through November 13, 2023, the Company invested $2.6 million in one new portfolio company and one existing portfolio company.

On November 9, 2023, the Company's board of trustees declared a distribution for the quarter ended December 31, 2023 of $0.35 per share payable on January 8, 2024 to shareholders of record as of December 14, 2023.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At September 30, 2023, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, or historically LIBOR, only if the index exceeds the floor. As of September 30, 2023, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor. As of September 30, 2023, we had $7.0 million in floating rate borrowings under the Capital One Revolving Financing facility.

Based on our investment portfolio as of September 30, 2023, with certain interest rate floors and our financing arrangements at September 30, 2023, a 1.00% increase in interest rates would increase our net interest income by approximately 7.79% and a 2.00% increase in interest rates would increase our net interest income by approximately 16.64%.

Although management believes that this analysis is indicative of our existing sensitivity as of September 30, 2023, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including additional borrowing, that could affect the net increase in net assets resulting from operations or net investment income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as set forth below, there have been no material changes during the three months ended September 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (filed with the SEC on September 21, 2023). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

On January 18, 2023, we completed a closing of capital commitments in reliance on exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder, and other applicable securities laws (the “Initial Closing”). In connection with the Initial Closing, we issued 1,267,659 shares to shareholders for an aggregate purchase price of $25,000,000. On June 30, 2023, our only two shareholders held 2,517,659 and 5,000 shares, respectively.

Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 105b-1 Trading Plan

During the fiscal quarter ended September 30, 2023, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Dated: November 13, 2023

INVESTCORP US INSTITUTIONAL PRIVATE CREDIT FUND

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer